Form 10QSB
period 2002-06-30
MAXIMUM DYNAMICS INC
filed 2002-08-14
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                to
                                            ----------------  -----------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                             84-1556886
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado            80903
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (719) 338-7743
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002 there were 9,550,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


FORM 10-QSB
2ND QUARTER

                              MAXIMUM DYNAMICS, INC
                          (A Development Stage Company)

                                      INDEX

                                                                         Page
                                                                      ----------

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, June 30, 2002 (unaudited).......................3.
     Condensed statements of operations, three and six months ended
        June 30, 2002 and 2001 (unaudited), and August 23, 2000
        (inception) through June 30, 2002 (unaudited).........................4.
     Condensed statements of cash flows, six months ended June 30,
        2002 and 2001 (unaudited), and August 23, 2000 (inception)
        through June 30, 2002 (unaudited).....................................5.
     Notes to condensed financial statements (unaudited)......................6.

                              MAXIMUM DYNAMICS, INC
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2002

                                     Assets

Cash............................................................$         1,571
Equipment, net of accumulated depreciation of $845..............          4,222
License rights, net of accumulated amortization of $12,667......         27,333
                                                                ---------------

                                                                $        33,126
                                                                ===============

                     Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities....................$           750
                                                                ---------------
                  Total liabilities.............................            750
                                                                ---------------

Shareholders' equity:
    Preferred stock.............................................             --
    Common stock................................................        213,000
    Additional paid-in capital..................................        295,275
    Deficit accumulated during development stage................       (475,899)
                                                                ---------------

                  Total shareholders' equity....................         32,376
                                                                ---------------

                                                                         33,126
                                                                ===============





            See accompanying notes to condensed financial statements

                              MAXIMUM DYNAMICS, INC
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                   August 23,
                                                                                                                     2000
                                                   Three Months Ended                   Six Months Ended          (Inception)
                                                        June 30,                             June 30,               Through
                                           -------------------------------  ----------------------------------     June 30,
                                                 2002            2001             2002            2001                2002
                                           ---------------  --------------  ----------------    ---------------   --------------
Service revenue (Note 2)...................$        13,000  $           --  $         28,000    $            --   $       28,000
                                           ---------------  --------------  ----------------    ---------------   --------------

Operating expenses:
    Stock-based compensation:
       Employee services...................            --               --                --                 --          100,000
       Consulting services.................            --               --                --                 --           33,000
    Contributed services (Note 2)..........        56,075           45,000           110,525             90,000          290,525
    Contributed rent (Note 2)..............            --              750               750              1,500            4,750
    Rent...................................         3,500               --             3,500                 --            3,500
    Consulting, related parties (Note 2)...        11,100               --            17,600                 --           17,600
    Consulting, other......................        10,131               --            18,085                 --           18,085
    Professional fees.......................        1,450               --            13,527                 --           13,527
    Marketing...............................        9,000               --             9,000                 --            9,000
    Depreciation and amortization...........        2,423            2,000             4,845              4,000           13,512
    Other general and administrative costs..           --               --                30                 --              400
                                           --------------   --------------  ----------------    ---------------   --------------

                    Total operating expenses       93,679           47,750           178,132             95,500          503,899
                                                                       ---

                    Loss before income taxes      (80,679)         (47,750)         (150,132)           (95,500)        (475,899)

    Income tax provision (Note 4)...........           --               --                --                 --               --
                                           --------------   --------------  ----------------    ---------------   --------------

                    Net loss...............$      (80,679)  $     (47,750)  $       (150,132)   $       (95,500)  $     (475,899)
                                           ==============   ==============  ================    ===============   ==============

Basic and diluted loss per share...........$        (0.01)  $       (0.01)  $         (0.02)    $         (0.01)
                                           ==============   ==============  ================    ===============

Weighted average common shares outstanding.     9,550,000        8,650,000         9,475,000          8,650,000
                                           ==============   ==============  ================    ===============

            See accompanying notes to condensed financial statements

                              MAXIMUM DYNAMICS, INC
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                                  August 23,
                                                                                                                    2000
                                                                                                                (Inception)
                                                                              Six Months Ended                    Through
                                                                                  June 30,                        June 30,
                                                                  ----------------------------------------
                                                                         2002                 2001                  2002
                                                                  -------------------   ------------------   -------------------
                     Net cash (used in)
                         operating activities..................   $          (33,262)   $              --    $          (33,362)
                                                                  -------------------   ------------------   -------------------
                                                                                                                             ---

Cash flows from investing activities:
    Purchases of equipment.....................................               (5,067)                  --                (5,067)
                                                                  -------------------   ------------------   -------------------
                     Net cash (used in)
                         investing activities..................               (5,067)                  --                (5,067)
                                                                  -------------------   ------------------   -------------------

Cash flows from financing activities:
    Working capital advances, net (Note 2).....................                .(100)                  --                    --
    Proceeds from issuance of common stock.....................               40,000                   --                40,000
                                                                  -------------------   ------------------   -------------------
                     Net cash provided by
                         financing activities..................               39,900                   --                40,000
                                                                  -------------------   ------------------   -------------------

                         Net change in cash....................                1,571                   --                 1,571

Cash, beginning of period......................................                   --                   --                    --
                                                                  -------------------   ------------------   -------------------

Cash, end of period............................................   $            1,571    $              --    $            1,571
                                                                  ===================   ==================   ===================

Supplemental disclosure of cash flow information:
    Income taxes...............................................   $               --    $              --    $               --
                                                                  ===================   ==================   ===================
    Interest...................................................   $               --    $              --    $               --
                                                                  ===================   ==================   ===================

Non-cash financing activities:
    Common stock issued in exchange for
       offering costs (Note 3).................................   $            5,000    $              --    $            5,000
                                                                  ===================   ==================   ===================
    Common stock issued in exchange for
       offering costs (Note 3).................................   $               --    $              --    $           40,000
                                                                  ===================   ==================   ===================



            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form SB-2 with financial statements dated through March 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital, developing markets and performing on a ten-month contract secured in December 2001.

Financial data presented herein are unaudited.

Note B:  Related party transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

During the three months ended March 31, 2002, the Company paid a $3,000 expense on behalf of Barrington Gap, Inc. (BGI"), an affiliate. BGI repaid the $3,000 in April 2002.

On January 2, 2002, an officer advanced the Company $500 to open a bank account. The Company repaid the advance in March 2002.

Three officers contributed software programming, business development and administrative services to the Company from January 1, 2001 through June 30, 2002. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.


                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited

Note D:  Shareholder's equity

During January 2002, the Company conducted a private placement offering whereby it sold 800,000 shares of its no par value common stock for $.05 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors. The Company received proceeds from the offering totaling $40,000.

In addition, the Company issued 100,000 shares of its common stock in exchange for legal services related to the Company's private placement offering. The transaction was valued at $.05 per share. As a result, the Company recognized offering costs totaling $5,000 in the accompanying financial statements.

Item 2. Management's Discussion and Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.


The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a development stage company and were incorporated in Colorado on August 23, 2000. We are engaged in the business of designing and selling custom software packages for the institutional financial community. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc. in exchange for 2,000,000 shares of common stock as an upfront payment for the five-year exclusive license of the software system. We have the right of first refusal to renew the license or acquire the technology after the five-year period is over. Europa Global, Inc. initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus.

Datalus is web-based software for investment fund managers that we believe offers fund managers three critical value propositions: lower overhead, computation and tracking, and security/control. First, we believe that Datalus will be able to significantly reduce overhead by generating statements instantly as opposed to paying accountants for one to two months. We expect that the system is able to compute the statements and calculate the assets, along with redemptions and any compensation to sponsors and/or agents. We anticipate that our web-based software also will provide customers on-line access to their accounts 24 hours, seven days a week. Lastly, we believe that the software has numerous security features built into it. Therefore, we expect that our software will enable fund managers to outsource their entire client side management to anyone in the world who has Internet access while sill maintaining control and security.

Liquidity and Capital Resources. We have cash of $1,571 as of June 30, 2002. Our total current assets were approximately $33,126 as of June 30, 2002. Of that total, $4,222 was represented by equipment, with a net of accumulated depreciation of $845. We also had license rights of approximately $27,333, net of accumulated amortization of $12,667. As of June 30, 2002, we have received payment for four months of service under our ten-month contract with Barrington Gap, Inc., with six months of service remaining unpaid for. Although Barrington Gap, Inc.'s current payment has not yet been made, our management expects to be able to collect that $45,000 for those remaining six months. Additionally, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $750 as of June 30, 2002. Accounts payable and accrued liabilities represent all of our total liabilities. Other than those liabilities, we do not have any material commitments for capital expenditures.

Results of Operations.

Revenues. We have realized revenues of approximately $13,000 from services that we provided during the three months ended June 30, 2002. Our services were provided to a related party, Barrington Gap, Inc. We did not generate any revenues during the period ended June 30, 2001. Therefore, unless we expand our operations, we anticipate that we will not be able to generate revenues from other sources during our current fiscal year.

Operating Expenses. For the three months ended June 30, 2002, our total expenses were approximately $93,679. These expenses were represented by $56,075 for contributed services, $3,500 for rent, $11,100 for consulting paid to related parties, $10,131 in other consulting fees, $1,450 for professional fees, $9,000 for marketing, and $2,423 for depreciation and amortization. We experienced a net loss of $80,679 for the three month period ended June 30, 2002, This is in comparison to the same period ended June 30, 2001, during which our total expenses were $47,750. Of this amount, $45,000 was represented by contributed services, along with $750 in contributed rent and $2,000 in depreciation and amortization. The increase for the period ended June 30, 2002 was primarily due to consulting expenses we incurred during that quarter in net loss.

Our Plan of Operations for the Next Twelve Months. We have generated $28,000 in revenues since our inception on August 23, 2000. Our revenues are the result of services provided to our first customer, Barrington Gap, Inc., under a 10-month contract for a total $75,000 that began in December 2001. There is $47,000 remaining due on that contract, and we anticipate that we will continue to receive payments until the full amount due is paid.

As of June 30, 2002, we had $1,571 in cash. We believe that we will have sufficient financial resources to meet our obligations for the twelve month period following June 30, 2002, because our officers are committed to paying our expenses at least through that period. We will not compensate our management until such time as our revenues have increased to a level that will accommodate paying their salaries.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. If we increase the level of our operations by engaging additional clients, we anticipate that our revenues will increase, enabling us to compensate our management. Therefore, we anticipate that our burn rate will remain at about $1,500 per month. For that reason, we anticipate that even though our cash of $1,571 as of June 30, 2002 is not sufficient to sustain our burn rate of $1,500 per month, we will be able to continue our operations through June 2003 because our officers are committed to continue funding our operations for at least the next twelve months.

Our most important milestone over the next twelve months will be securing at least three customer agreements, which our management believes would generate approximately $250,000 in revenues and would be sufficient to cover our operating costs for our fiscal year 2002. If we are not able to secure at least three customer agreements, then our revenues will be lower than $250,000, and we intend to adjust our operating expenses downward accordingly. If we are not able to secure any additional customer agreements, we anticipate operating at our current level of activity and in our estimation, our burn rate will remain constant.

If we are able to secure at least three customers, then our management estimates that the main expense will be software commercialization expenses of approximately $6,000, which will be covered by increased revenue from those additional customers. We believe that we will not need to incur this software expense until and unless we can secure additional customer agreements. However, there can be no assurance that we will be successful in securing these customers with our current resources or at all. If we are not able to secure additional customers or do not receive payments for the remainder of our contract with Barrington Gap, Inc., we anticipate that we will need to seek additional sources of financing or cease our operations.

If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. If we are unsuccessful in obtaining further financing, we could be unable to continue operations.

We do not anticipate that there will be any significant changes in the number of employees or expenditures for software development, hedge fund administration service costs, or equipment from what is discussed in this prospectus. There can be no assurance, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on August 14, 2002.


Maximum Dynamics, Inc.


By:      /s/ Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer and Chief
         Financial Officer

                                 CERTIFICATIONS

I, Eric R. Majors, certify that:

1. I have read this quarterly report on Form 10-QSB of Maximum Dynamics, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

         (a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

         (b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002                               /s/ Eric R. Majors
                                                    -------------------------
                                                    Eric R. Majors
                                                    Chief Executive Officer and
                                                    Chief Financial Officer