Form 10QSB
period 2002-09-30
MAXIMUM DYNAMICS INC
filed 2002-11-19
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from                to
                                           --------------    ------------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)
Colorado                                                             84-1556886
--------                                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado           80903
---------------------------------------------------------------- --------------
(Address of principal executive offices)                            (Zip Code)

                                 (719) 338-7743
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002 there were 9,550,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORM 10-QSB
3RD QUARTER

                                             MAXIMUM DYNAMICS, INC
                                         (A Development Stage Company)

                                                     INDEX

                                                                            Page
                                                                           -----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, September 30, 2002 (unaudited)..................3
     Condensed statements of operations, three and nine months ended
        September 30, 2002 and 2001 (unaudited), and August 23, 2000
        (inception) through September 30, 2002 (unaudited)....................4
     Condensed statements of cash flows, nine months ended September 30,
        2002 and 2001 (unaudited), and August 23, 2000 (inception)
        through September 30, 2002 (unaudited)................................5
     Notes to condensed financial statements (unaudited)......................6

                             MAXIMUM DYNAMICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            Condensed Balance Sheet
                                  (Unaudited)

                              Septemeber 30, 2002

 Assets
Cash..............................................................  $     1,071
Equipment, net of accumulated depreciation of $1,267..............        3,800
License rights, net of accumulated amortization of $14,667........       25,333
                                                                    -----------

                                                                    $    30,204
                                                                    ============

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities......................  $     6,502
                                                                    -----------
                  Total liabilities...............................        6,502
                                                                    ------------

Shareholders' equity:
    Preferred stock...............................................          ---
    Common stock..................................................      213,000
    Additional paid-in capital....................................      324,775
    Deficit accumulated during development stage..................     (514,073
                                                                    ------------

                  Total shareholders' equity....................         23,702
                                                                    ------------

                                                                    $    30,204
                                                                    ============



            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                        August 23,
                                                       Three Months Ended                   Nine Months Ended              2000
                                                         September 30,                       September 30,             (Inception)
                                                 --------------------------------   -------------------------------      Through
                                                                                                                       September 30,
                                                      2002            2001              2002              2001             2002
                                                 -------------  -----------------   ---------------   -------------  ---------------
                                                 $          --  $            --              28,000   $          --  $       28,000.
Service revenue................................  -------------  -----------------   ---------------   -------------  ---------------

Operating expenses:
    Stock-based compensation:
       Employee services.......................             --               --                  --              --         100,000
       Consulting services....................              --               --                  --              --          33,000
    Contributed services (Note B)..............         28,750           45,000.            139,275         135,000         319,275
    Contributed rent (Note B)..................            750              750.              1,500           2,250           5,500
    Rent.......................................             --               --               3,500              --           3,500
    Consulting, related parties (Note B).......             --               --              17,600              --          17,600
    Consulting, other..........................             --               --              18,085              --          18,085
    Professional fees..........................          5,752               --              19,279              --          19,279
    Marketing..................................             --               --               9,000              --           9,000
    Depreciation and amortization..............          2,422b           2,000.              7,267           6,000          15,934
    Other general and administrative costs.....            500               --                 800              --             900
                                                 -------------  -----------------   ---------------   -------------  ---------------

                    Total operating expenses...         38,174           47,750.            216,306         143,250         542,073
                                                 -------------  -----------------   ---------------   -------------  ---------------

                    Loss before income taxes...        (38,174)         (47,750)           (188,306)       (143,250)       (514,073)

    Income tax provision (Note C)..............             --               --                  --              --              --
                                                 -------------  -----------------   ---------------   -------------  ---------------

                    Net loss...................  $     (38,174) $       (47,750)    $      (188,306)  $    (143,250) $     (514,073)
                                                 =============  =================   ===============   =============  ===============

Basic and diluted loss per share...............  $       (0.00)           (0.01)    $        (0.02)           (0.02)
                                                 =============  =================   ===============   =============

Weighted average common shares outstanding........   9,550,000        8,650,000.          9,550,000       8,650,000
                                                 =============  =================   ===============   =============




            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                                  August 23,
                                                                              Nine Months Ended                     2000
                                                                                September 30,                   (Inception)
                                                                  ----------------------------------------        Through
                                                                                                                September 30,
                                                                         2002                 2001                  2002
                                                                  -------------------   ------------------   -------------------
                     Net cash (used in)
                         operating activities.................    $           (33,762)  $               --   $           (33,862)
                                                                  -------------------   ------------------   -------------------

Cash flows from investing activities:
    Purchases of equipment....................................                 (5,067)                  --                (5,067)
                                                                  -------------------   ------------------   -------------------
                     Net cash (used in)
                         investing activities.................                 (5,067)                  --                (5,067)
                                                                  -------------------   ------------------   -------------------

Cash flows from financing activities:
    Working capital advances, net.............................                   (100)                  --                    --
    Proceeds from issuance of common stock (Note D)...........                 40,000                   --                40,000
                                                                  -------------------   ------------------   -------------------
                     Net cash provided by
                         financing activities.................                 39,900                   --                40,000
                                                                  -------------------   ------------------   -------------------

                         Net change in cash...................                  1,071                   --                 1,071

Cash, beginning of period.....................................                     --                   --                    --
                                                                  -------------------   ------------------   -------------------

Cash, end of period...........................................    $             1,071   $               --   $             1,071

Supplemental disclosure of cash flow information:
    Income taxes..............................................    $                --   $               --   $                --
                                                                  ===================   ==================   ===================
    Interest..................................................    $                --   $               --   $                --
                                                                  ===================   ==================   ===================

Non-cash financing activities:
    Common stock issued in exchange for
       offering costs.........................................    $             5,000   $               --   $             5,000
                                                                  ===================   ==================   ===================
    Common stock issued in exchange for
       license rights.........................................    $                --   $               --   $            40,000
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2002, the Company has devoted substantially all of its efforts to financial planning, raising capital, developing markets and performing on a ten-month contract secured in December 2001.

Financial data presented herein are unaudited.

Note B:  Related party transactions

An officer contributed office space to the Company from inception through March 2002 and for the three months ended September 30, 2002. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

On January 2, 2002, an officer advanced the Company $500 to open a bank account. The Company repaid the advance in March 2002.

Three officers contributed software programming, business development and administrative services to the Company from January 1, 2001 through September 30, 2002. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited

Note D:  Shareholder's equity

During January 2002, the Company conducted a private placement offering of its common stock. The Company closed the offering after selling 800,000 shares of its no par value common stock for $.05 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors. The Company received proceeds from the offering totaling $40,000.

In addition, the Company issued 100,000 shares of its common stock in exchange for legal services related to the Company's private placement offering. The transaction was valued at $.05 per share. As a result, the Company recognized offering costs totaling $5,000 in the accompanying financial statements.

Note E:  Subsequent event

On October 8, 2002, the Company entered into an Asset Purchase Agreement (the "Agreement") with Barrington Gap, Inc. ("BGI"), a Colorado corporation. In accordance with the Agreement, BGI sold its Internet marketing software, software development, maintenance and customer contracts, and other proprietary knowledge used in the Company's operations to the Company in exchange for consideration totaling $100,000. The $100,000 consisted of the extinguishment of a $47,000 liability owed by BGI to the Company under a subcontract agreement, and 1,060,000 shares of the Company's common stock valued at $53,000 ($.05 per share).

The following unaudited pro forma condensed balance sheet gives effect to the acquisition of BGI's assets as if it had occurred on September 30, 2002. The unaudited pro forma financial information should be read in conjunction with the separate audited financial statements and notes thereto of each of the companies (the Company's audited financial statements are included in its annual report of Form 10-KSB) included in the pro forma.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited


                        PRO FORMA CONDENSED BALANCE SHEET
                               September 30, 2002
                                    Unaudited

                                                                                        Pro Forma
                                             Maximum        Barrington    ---------------------------------------
                                             Dynamics          Gap         Adjustments               Combined
                                           -------------- --------------- ---------------          --------------
Cash.....................................  $       1,071  $            -  $             -          $        1,071
Due from Barrington Gap..................              -               -                -  A,B                  -
Property and equipment, net..............          3,800          38,210                -                  42,010
License rights, net......................         25,333               -                -                  25,333
Internet marketing software, net.........              -          24,306           37,484  B               61,790
                                           -------------- --------------- ---------------          --------------
     Total Assets........................  $      30,204  $       62,516  $        37,484          $      130,204
                                           ============== =============== ===============          ==============

Accounts payable and accruals............         $6,502          $3,500  $        (3,500) B       $        6,502
Due to Maximum Dynamics..................              -          47,000          (47,000) A                    -
Due to officer...........................              -          10,560          (10,560) B                    -
Line of credit...........................              -          29,977          (29,977) B                    -
                                           -------------- --------------- ---------------          --------------
     Total Liabilities...................          6,502          91,037          (91,037)                  6,502
                                           -------------- --------------- ---------------          --------------

Common stock.............................        213,000          79,712          (26,712) A,B            266,000
Additional paid-in capital...............        324,775          51,475          (51,475) B              324,775
Retained deficit.........................       (514,073)       (159,708)         206,708  B             (467,073)
                                           -------------- --------------- ---------------          --------------
     Total Equity........................         23,702         (28,521)         128,521                 123,702
                                           -------------- --------------- ---------------          --------------
     Total Liabilities and Equity........  $      30,204  $       62,516  $        37,484          $      130,204
                                           ============== =============== ===============          ==============



Pro forma adjustments - Balance Sheet
A. Adjustment to record the $47,000 receivable due from BGI is not recorded on the Company's accompanying unaudited, condensed financial statements; the Company's accounting policy is to recognize receivables and related revenue only after services are provided and collection is probable;
B. Adjustment to record the acquisition of property, equipment, and Internet marketing software in exchange for the cancellation of the receivable owed by BGI and the issuance of the Company's common stock;
C. Adjustment to eliminate unwanted liabilities that were retained by the seller and not acquired by the Company.


The following unaudited pro forma condensed statements of operations give effect to the acquisition of BGI's assets as if it had occurred at the beginning of the periods presented. The unaudited pro forma condensed statements of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited




                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2002
                                    Unaudited

                                                                                                Pro Forma
                                                       Maximum      Barrington    --------------------------------------
                                                      Dynamics          Gap        Adjustments             Combined
                                                    -------------- -------------- ---------------       ----------------
Sales...........................................    $      28,000  $     186,483  $      (28,000) A     $       186,483
Cost of sales...................................                -        (88,642)         75,000  A             (13,642)
Operating expenses..............................         (216,306)      (211,493)         (6,698) B            (434,497)
Non-operating expenses..........................                -         (1,873)              -                 (1,873)
                                                    -------------- -------------- ---------------       ----------------
Net loss........................................    $    (188,306) $    (115,525) $       40,302        $      (263,529)
                                                    ============== ============== ===============       ================

Net loss per share - basic and diluted.........     $       (0.02) $       (0.01)                       $         (0.02)
                                                    ============== ==============                       ================
Basic and diluted common shares
   outstanding..................................        9,550,000      9,531,792                             10,610,000
                                                    ============== ==============                       ================



Pro forma adjustments - 2002 Statement of Operations
A. Adjustment to remove the revenue recognized by the Company and expenses recognized by BGI related to the sub-contract agreement between the two parties;
B. To record the increase in amortization expense related to the increased value of the Internet marketing software


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                                    Unaudited

                                                                                                Pro Forma
                                                       Maximum      Barrington    --------------------------------------
                                                      Dynamics          Gap        Adjustments             Combined
                                                    -------------- -------------- ---------------       ----------------
Sales...........................................    $           -  $      15,851  $            -        $        15,851
Cost of sales...................................                -         (2,350)              -                 (2,350)
Operating expenses..............................         (191,000)       (49,834)         (1,489) A            (242,323)
Non-operating expenses..........................                -              -               -                      -
                                                    -------------- -------------- ---------------       ----------------
Net loss........................................    $    (191,000) $     (36,333) $       (1,489)       $      (228,822)
                                                    ============== ============== ===============       ================

Net loss per share - basic and diluted..........    $       (0.02) $       (0.01)                       $         (0.02)
                                                    ============== ==============                       ================
Basic and diluted common shares
   outstanding..................................        8,651,282      7,032,179                              9,711,282
                                                    ============== ==============                       ================

Pro forma adjustments - 2001 Statement of Operations
A. Adjustment to record the increase in amortization expense related to the increased value of the Internet marketing software

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                    Unaudited

The unaudited pro forma condensed financial information does not show any adjustments for a change in the income tax benefit as the total pro forma benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

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

Liquidity and Capital Resources. We have cash of $1,071 as of September 30, 2002. Our total current assets were approximately $30,204 as of September 30, 2002. Of that total, $3,800 was represented by net equipment and we also had license rights of approximately $25,333, net of accumulated amortization of $14,667. As of September 30, 2002, we have received payment for four months of service under our ten-month contract with Barrington Gap, Inc., with six months of service remaining unpaid for. Although Barrington Gap, Inc.'s current payment has not yet been made, our management expects to acquire the assets of Barrington Gap, Inc., in exchange for the $47,000 owed. Additionally, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $6,502 as of September 30, 2002. Accounts payable and accrued liabilities represent all of our total liabilities. Other than those liabilities, we do not have any material commitments for capital expenditures.

Results of Operations.

For the three month period ending September 30, 2002, compared to the same period ending September 30, 2001.

Revenues. We have realized no revenues from services that we provided during the three months ended September 30, 2002. Our services were provided to a related party, Barrington Gap, Inc. We did not generate any revenues during the three month period ended September 30, 2001. Therefore, unless we expand our operations, we anticipate that we will not be able to generate revenues from other sources during our current fiscal year.

Operating Expenses. For the three months ended September 30, 2002, our total expenses were approximately $38,174. These expenses were represented by $28,750 for contributed services, $750 for contributed rent, $5,752 for professional fees and $2,422 for depreciation and amortization. We experienced a net loss of $38,174 for the three month period ended September 30, 2002, This is in comparison to the same period ended September 30, 2001, during which our total expenses were $47,750. Of this amount, $45,000 was represented by contributed services, along with $750 in contributed rent and $2,000 in depreciation and amortization. For the three month period ended September 30, 2001, we experienced a net loss of $47,750. The decrease for the period ended September 30, 2002 was primarily due to lower amount of consulting expenses we incurred during that quarter.

For the nine month period ending September 30, 2002, compared to the same period ending September 30, 2001.

Revenues. We have realized revenues of approximately $28,000 from services that we provided during the nine months ended September 30, 2002. Our services were provided to a related party, Barrington Gap, Inc. We did not generate any revenues during the nine month period ended September 30, 2001. We must expand our operations in order to generate revenues from other sources during our current fiscal year.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were approximately $216,306. These expenses were represented primarily by $139,275 for contributed services, $3,500 for rent, $17,600 for consulting paid to related parties, $18,085 in other consulting fees, $19,279 for professional fees, $9,000 for marketing, and $7,267 for depreciation and amortization. We experienced a net loss of $188,306 for the nine month period ended September 30, 2002, This is in comparison to the same period ended September 30, 2001, during which our total expenses were $143,250. Of this amount, $135,000 was represented by contributed services, along with $2,250 in contributed rent and $6,000 in depreciation and amortization. For the nine month period ended September 30, 2001, we experienced a net loss of $143,250. The increase for the period ended September 30, 2002 was primarily due to consulting expenses we incurred during that quarter.

Our Plan of Operations for the Next Twelve Months. We have generated $28,000 in revenues since our inception on August 23, 2000. Our revenues are the result of services provided to our first customer, Barrington Gap, Inc., under a 10-month contract for a total $75,000 that began in December 2001. There is $47,000 remaining due on that contract, which we anticipate extinguishing in exchange for acquiring the assets of Barrington Gap, Inc., as described below.

As of September 30, 2002, we had $1,071 in cash. We believe that we will have sufficient financial resources to meet our obligations for the twelve month period following September 30, 2002, because our officers are committed to paying our expenses at least through that period. We will not compensate our management until such time as our revenues have increased to a level that will accommodate paying their salaries.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. If we increase the level of our operations by engaging additional clients, we anticipate that our revenues will increase, enabling us to compensate our management. Therefore, we anticipate that our burn rate will remain at about $1,500 per month. For that reason, we anticipate that even though our cash of $1,071 as of September 30, 2002 is not sufficient to sustain our burn rate of $1,500 per month, we will be able to continue our operations through June 2003 because our officers are committed to continue funding our operations for at least the next twelve months.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
---------------------------

On October 8, 2002, we entered into an Asset Purchase Agreement (the "Agreement") with Barrington Gap, Inc. ("BGI"), a Colorado corporation. In accordance with the Agreement, BGI is to sell its Internet marketing software, software development, maintenance and customer contracts, and other proprietary knowledge used in our operations to us in exchange for consideration totaling $100,000. The $100,000 will consist of the extinguishment of a $47,000 liability owed by BGI to the Company under a subcontract agreement, and 1,060,000 shares of our common stock valued at $53,000 ($.05 per share). The Agreement will not be consummated until approval by our shareholders at an upcoming shareholder meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on November 19, 2002.


Maximum Dynamics, Inc.


By:      /s/ Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer and Chief
         Financial Officer

CERTIFICATIONS
--------------
I, Eric R. Majors, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Maximum Dynamics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


Eric R. Majors
----------------------
Eric R. Majors
Chief Executive Officer and
Chief Financial Officer