Form 10KSB
period 2002-12-31
MAXIMUM DYNAMICS INC
filed 2003-04-14
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                   -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          ---------------  ----------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-1556886
           --------                                    ----------

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado           80903
---------------------------------------------------------------- ---------------
        (Address of principal executive offices)                      (Zip Code)

                                 (719) 338-7743
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


      Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------
              None                                       None
              ----                                       ----

      Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $95,300.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 4, 2003, approximately $0.

As of April 4, 2003, there were 28,525,000 shares of the issuer's no par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         ( )  Yes            (X) No

PART I

Item 1. Description of Business.
--------------------------------

Our Background. Maximum Dynamics, Inc. was incorporated on August 23, 2000 in Colorado. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., or Europa, a non-U.S. technology company in exchange for 2,000,000 shares of Common Stock as an upfront payment for the five-year exclusive license of the software system. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus.

Our Software. Datalus is web-based software for fund managers that we believe offers fund managers three critical value propositions: lower overhead, computation and tracking, and security/control. First, we believe that Datalus will significantly reduce overhead by generating statements instantly as opposed to paying accountants for generating statements for one to two months at a time. We believe that the system has the capability to compute the statements and calculate the assets, along with redemptions and any compensation to sponsors and/or agents. We believe our web-based software will also provide our customers on-line access to their accounts 24 hours, seven days a week. Lastly, the software has numerous security features built into it. Therefore, we expect that use of our software will enable fund managers to outsource their entire client side management by allowing a third party administrator to access their records for administration purposes while still maintaining control and security.

On October 8, 2002, we acquired the assets of Barrington Gap, Inc., a Colorado corporation and our first customer for $47,000 in cash and $53,000 in stock. In that acquisition, we believe we gained extremely effective Internet marketing software, a sales force, prospecting software, web data integration/sales and marketing software, maintenance contracts and software development for three (3) Internet Service Providers (ISPs), customer contracts that generate between $200,000 and $250,000 in annual revenue, a partnership agreement with a technology development center in South Africa, and a partnership agreement with a call center in South Africa. There can be no assurance that we will realize these revenues.

The acquired software applications from Barrington Gap, Inc. are compatible with Datalus and have already been integrated into the system so that a complete package can be offered or alternatively can be offered as individual product/service offerings. We believe that the technology development and call centers in South Africa will allow us to accept virtually any engineering contract or fund administration project due to the cost of operations being a fraction of the cost of its next nearest competitor.

On December 2, 2002, we agreed to acquire The Mini-Cap Sector, a group of assets independently appraised at $2.1 million, which we valued on our books at $1,445 million. The Mini-Cap Sector includes proprietary trading models, proprietary research methodologies, published research on more than 100 companies, a mini-cap index, the world's first mini-cap database, a financial consulting and investment banking service, and fully integrated websites that contain subscriber bases and access to research reports. The Mini-Cap Sector is a term used to describe the sector of companies with market capitalizations under $50 million. Included in the agreement are all pre-existing business opportunities with numerous mini-cap companies that include investment banking, management consulting and other consulting opportunities.

We decided to acquire The Mini-Cap Sector because it creates value in three key areas. First, it enables us to significantly enhance its financial services unit with immediate revenues from contracts. Second, the assets contain numerous leads with hedge funds and other investment professionals that are prospective customers for our fund administration business. Lastly, we intend to plug the acquired trading models into a proprietary trading technology we are developing in-house that we intends to license.

With The Mini-Cap Sector acquisition, we believe that we have slightly repositioned ourselves to focus on two main product and service offerings, financial services in The Mini-Cap Sector and fund administration. We intend to integrate these operating business units and expose business opportunities through the financial services and fund administration units' clients. We are focusing on integrating clients for various services offered through each business unit. With the acquisition of The Mini-Cap Sector, the financial services unit can significantly enhance business opportunities of the fund administration unit. In turn, the financial services unit will be able to provide addition services to investors and companies in The Mini-Cap Sector through core competencies of software engineering and technical management projects.


Industry Background. The International Data Corporation (IDC) has determined that in 1998 over 1,100 US financial institutions were providing online banking. In 2003, IDC predicts that over 15,000 US institutions, or 87% of financial institutions in the US, will be serving their customers through online banking. According to IDC, the number of U.S. households banking online will skyrocket to
22.8 million in 2004. We believe that as this large banking consumer base moves online, there will be a need for banks, brokerage firms and other financial services companies to provide online banking capabilities for their customers. As a consequence, we believe that the investment industry will become increasingly competitive, in that many independent investment advisors and independent accounting service companies will need to adapt to these changes in service offerings. We also believe that many independent investment advisors and accounting companies have been forced to rely on larger firms that offer Internet and software service capabilities that smaller firms simply cannot afford to develop.

For example, we believe that large brokerage firms such as Charles Schwab, Fidelity, TD Waterhouse and others offer back office support to independent investment advisors. With no other viable alternatives, we believe that these advisors and other fund managers must work then with these companies, who in turn typically utilize this leverage to control point of sales and commission payments. If independent investment advisors or their clients do not wish to use these brokerage firms, then we estimate that these investment advisors have no alternative form of customer service software competitive with the capabilities of the software used by these major brokerage firms.

Similarly, we believe that fund managers and accountants must rely on ever increasingly inefficient accounting firms to produce statements for customers. We believe that many of these major accounting firms are still using outdated spreadsheet programs to calculate redemptions and generate customer statements, and that the cost to compute these statements using these older methodologies is extremely expensive.

We believe that there are several critical problems facing most managers of small to medium size funds ($10 million to $250 million) Our management believes that the most important problems in the industry that Datalus is able to address are:

        - Lack of a cost-effective solution for the "client side" support;
        - Complexity of calculating commissions, expenses and generating customer statements;
        - Limited commissions for registered investment advisors and other asset managers;
        - Hard to maintain control over records, resulting in theft, fraud and/or compromised data;
        - Problems getting paid from back office providers;
        - No web-based solutions that offer true global access for managers and clients; and
        - Most systems require an information technology department to manage the operating system for the fund managers.

Product and Services.

Fund Administration Services
----------------------------

Under our fund administration services, we design and sell custom software packages for the institutional financial community. We believe that our flagship software, Datalus, is a comprehensive web-based software system designed for fund managers, registered investment advisers and certified financial planners. We believe that Datalus offers four critical advantages to prospective users: lower overhead, automated customer statement computation, commission and sales tracking, and security/control. The software was specifically designed to solve the complex problems asset managers face in fund administration, as mentioned above.

By addressing these problems, we believe we can now offer prospective clients full fund administration services at a fraction of the cost we believe it would typically cost through other means. As such, we provide three main services:

A. Turnkey packaged offering: We help facilitate the creation and initial set up of a fund using legal and accounting firms that have agreed to partner with us. We believe that this package includes everything the fund needs to get started, including banking and accounting relationships if required. We provide the fund administration for the fund including client side support for inbound calls.

B. Fund Administration: For funds that already exist, we believe that our fund administration services help provide better service to the fund's administrators and investors with the following features:

    - web-based access to their account and quicker delivery of customer statements;
    - reduction of the fund's operating costs through software automation features, including automated statement generation and multimedia payment acceptance capability;
    - increased security and control; track commissions and expense allocations regardless of fund structure or business rules applied; and
    - reduction of overall overhead while increasing efficiency.

C. Licensing of Datalus: For larger funds that want to retain in-house fund management, we can license our software, which we believe will enable these clients to experience cost savings and increased efficiency.

Corporate Consulting Services
-----------------------------

We anticipate marketing our corporate consulting services to mini-cap companies. These services will include Merger and Acquisition (M&A) consulting, asset management, investment banking, management consulting, marketing and engineering services.

With the acquisition of the Mini-Cap Sector, we have acquired published research on over 100 companies as well as extensive research on hundreds of other companies. As a result of this acquisition and working relationships with many of these Mini-Cap companies, we believe we have acquired a number of mini-cap financial consulting service opportunities.

We have a proprietary methodology for identifying high growth, undervalued companies within The Mini-Cap Sector. Once identified, we believe we will then be able to gather more information than publicly available materials such as public filings, corporate websites, industry trade presses, material on competing companies and other sources. If the results of the research are favorable to our management, we anticipate preparing a research report on the mini-cap company. We believe that such companies often need these reports to help public relations or efforts to promote awareness about its stock and the company's plans for growth. As such, our management believes that these reports are often highly desired. In addition, we believe that these reports will allow us to work closely with the identified mini-cap company. In so doing, we believe we essentially gather information that can be utilized for due diligence. This acts as a way to screen a company to see whether or not it has the potential that our initial assessment had targeted. It also gives us an entry point to offer other consulting services as needed. By doing this, we have already acquired several contracts with mini-cap companies to conduct various consulting agreements.

Software Design Services
---------------------------

Drawing upon our management's experience in software engineering, third party technology reviews and other engineering experience, we anticipate we will identify prospects from our contacts with and research of mini-cap companies. In cases where we perform financial consulting services to mini-cap companies, we believe we will be in a key position to evaluate the engineering or technology evaluation needs of the company. Our management expects to produce engineering and technology evaluation contracts when appropriate.

We believe that our flagship software, Datalus, has many applications outside of fund administration that can be customized for specific software design specifications. These applications include Internet marketing and sales prospecting, sales and commission tracking, contact database management system complete with e-mail and e-fax messaging.

Future Products. At the current time, we do not anticipate developing other software products or service offerings, other than those mentioned above. There can be no assurance that we will be able to successfully develop future products or service offerings.

Market Segmentation and Sales Strategy. We believe that the accounting software applications segment of the financial industry is highly fragmented and is being redefined as the Internet emerges as a major vehicle for client tracking. In our estimation, those who require accounting services and software include the following:

     1. Fund Managers. Managers and clients of small hedge funds and larger mutual funds can now have the same client tracking systems at a substantially reduced cost.
     2. Accounting firms. Most accounting firms are still using dated and time-consuming technology and have no software development resources.
     3. Fund Administration Companies. We believe that there are a number of fund administration firms already interested in testing our software, which we believe would enable them to reduce their administrative costs and increase the number of customers that could be handled. Therefore, our management believes we can generate revenues from licensed use of our software to existing fund adminstration companies.
     4. Investment Managers. The software is ideal for independent investment advisors that travel frequently and must stay in touch with clients. As long as there is a computer with access to the Internet, management functions can be performed from anywhere in the world.

We believe that our management team has established relationships that will allow us to market directly to numerous investment advisors and international accounting organizations. Those relationships include management personnel at companies such as PILL, Managed Investments, ManFinancial as well as several fund managers. Once our software is ready for commercial sales, we believe that our product will offer users a turnkey solution by managing the software, hardware and database for clients. We anticipate that our clients will lease the software while it resides on our porthole servers. We expect that our initial marketing efforts will focus on this turnkey system where clients need only have access to the Internet in order to use the software.

Mini-Cap Companies. With over 7,000 companies as a potential customer base, we have identified over 120 mini-cap companies that our management believes have promising opportunities as potential clients. These companies were identified using our proprietary methodology for identifying high growth, fundamentally strong companies within this sector. Our management seeks mini-cap companies that may have a catalyst for increased value in addition to rudimentary fundamental value. Such catalysts for stock appreciation may be contract awards or new business development issues. Mini-cap companies are typically traded on the smaller exchanges such as the Over The Counter Bulletin Board, American Stock Exchange and NASDAQ Small Cap Market. They usually have revenues in the $5 million to $40 million range and most often employ between 20 and 100 people.

We also intend to seek strategic alliances with smaller independent brokerages, investment advising firms, and accounting firms throughout the world. We believe that our potential alliance partners will include many firms from all over the world.

Marketing Strategy. We plan to focus our sales and marketing efforts on independent accounting, brokerage, investment advisors and fund managers around the world. We anticipate making television commercials and other demonstration videos that will primarily be aired in the United States as well as in selected international areas.

We also intend to utilize the Internet for marketing purposes. We intend to make presentations and appearances at several financial related conventions and to specific organizations including:

     1.   The Market Technicians Association.
     2.   American Accounting Association.
     3.   Accountants Education Group (AEG)
     4.   American Institute of CPAs (AICPA)
     5.   Institute of Management Accountant (IMA)
     6.   Financial Executives Institute (FEI)

We also plan to coordinate fund management conventions where we can host speakers that will appeal to fund managers, investment advisors and accounts. Based upon initial feedback from interested parties that attend such conventions, our management believes that hosting one such convention could generate as many as five to ten customers, which we anticipate could result in between $500,000 and $1,000,000 in revenues. We cannot give assurances that we will be able to host any such conventions, nor if we do host such a convention, that we will be able to secure any customers or revenues.

Pricing Strategy. We believe that for the turnkey package that includes fund-creation capability, pricing will depend on variables such as jurisdiction, number of investors, initial size of assets under management. For our other two service offerings, we anticipate that our pricing schedule will be a simple model based on the average total amount of money under management, with the option of one of two different service plans. The first plan is a full-service fund administration plan that manages the "client side" for the fund manager. The second option is a basic licensing fee to utilize the software, whereby usage would be charged on a monthly, quarterly or annual basis.

For fund managers who desire to outsource the entire client side, we expect to provide this service and charge a higher percentage on funds under management. While priced much higher, we believe that this service plan will also enable the fund manager to save more money in the long run because he or she can significantly reduce the costs of managing the client side "in-house".

We believe that the other service plan would be attractive to fund managers who have invested a considerable amount into an information systems team, or to fund managers who simply do not want to outsource the client side. For this plan, there is a monthly, quarterly or annual licensing fee to utilize the system. This plan includes 8 hours of technical assistance per quarter and 8 hours of software customization. Additional technical support and customization will be provided at a cost of $150/hour unless otherwise negotiated.

Competitive Environment. The competitive environment of the market niches that we intend to target is highly fragmented as described below.

Fund Administration Competitive Environment
-------------------------------------------

Our management is unaware of any other company that offers a similar product to ours that is web-based and performs what we believe to be one of the most critical functions for a fund manager or investment advisor: statement generation.

However, there are numerous established companies in the fund administration sector. The top 15 administration service providers account for only $78 billion in Assets Under Management or AUM, which we believe to be only 15% of the known AUM in the hedge fund industry. Most of these companies are either banks that only offer banking administration such as wiring of subscriptions and redemptions, verifying fees and commissions due, and authorizing payments to be made to custodians, trustees or banks and/or companies that act mainly as custodians. Companies in bold identified below are ones that we believe are our direct competitors.

Our management believes that we can outperform these competitors because we estimate that we can administer at least 20 funds without needing to make significant changes to our structure or capabilities. Even though the top 5 of these companies have hundreds of employees, we believe this still means they have less than one person available to handle any one fund. Due to the amount of automation and work that we believe our Datalus software eliminates, we believe that we can have between 3 and 4 funds per employee. An analysis of the direct competitors we face follows:


o CITCO Fund Services (CITCO). We believe that CITCO is considered the market leader with its administration of funds totaling $14 billion in assets under management, and that it offers a range of fund administration services including establishment, structuring, portfolio valuation, net asset value calculations, administrative, registrar and accounting services. Our management believes that CITCO primarily relies on its in-house accounting services to prepare the customer statements as opposed to having a system that automates the process.

o Fortis Fund Services Limited (FFS), formerly known as MeesPierson Fund Services Limited, was established in April of 1995 and administers over 165 funds, with net assets in excess of US $5.8 Billion. By its own admission, FFS offers basic fund administration services. FFS claims to have an accounting system that is uniquely equipped to handle virtually any type of investment. However, our management believes FFS cannot actually generate automated customer statements and operates similarly to CITCO in this regard.

o PFPC offers a complete range of services to mutual funds, partnerships and other pooled investment vehicles, both domestic and offshore. The bulk of its AUM come from mutual funds, which utilize customized accounting software that PFPC developed. The software is geared towards mutual funds but is also said to work for hedge funds with complex business rules. Of all of the competitors, we estimate that PFPC seems to have the best technological capabilities, and that one of the services they provide is a fund consulting service that includes a review of all fund structures and presents the accounting, administration, transfer agency, custodial and advisory disciplines.

o Olympia Capital manages and coordinates administrative, accounting, brokerage, shareholder and custodial services through operations in several major financial centers. We believe that its fund administration and management organization is set up more like a custodial service that does office administration (correspondence with investors, accepting subscriptions, etc.). Our management believes that they also have a network of institutional investors that provide funds with a variety of investment products. In our estimation, Olympia Capital's fund administration services would be the least impressive of these competitors, and industry publications classify them as little more than secretarial service with a useful network.

o Custom House is the most direct competitor that we face. We believe it is the only company that will help set up funds for people, although the fund manager must still find legal counsel and auditors. Custom House acts as administrator to a fund, overseeing the day to day operations and liaising between investment managers, investment advisors, brokers, custodians, trustees and banks, auditors, regulatory authorities and, if listed, the relevant stock exchange authorities. We believe that Custom House primarily operates as a custodian and does not do any of the complex functions, such as customer statement generation and asset allocation calculations.

o Turn Key Hedge Funds, Inc. While not among what we consider top competitors, we mention Turn Key because it claims to provide an "easy and economical `Turnkey' process" for starting and operating one's own hedge fund. In our management's estimation, however, the back office administration product is not impressive and lacks key features such as customer statement generation.

Mini-Cap Competitive Environment
--------------------------------

Since there are few companies that focus exclusively on the Mini-Cap market segment, we believe that we have the ability to establish ourselves as a premier provider of services in this market segment. However, there are some companies that consult to companies in this sector and therefore we believe we face significant competition.

Our management believes that our proprietary methodology for identifying companies with significant potential within this sector will give us a unique competitive advantage. In our management's estimation, most other consulting firms do not first start by conducting extensive research on a mini-cap company and its market. We believe that because we research potential clients before offering our services to them, our clients have added trust in our judgments and advice. Nonetheless, we have identified three main significant competitors in attempting to penetrate this market segment.

Equity Research Services, Inc. ("ERS") is a firm that our management believes originates research and investor relations reports on publicly-traded companies, most of which are not actively followed by investment firms. In our management's estimation, ERS also provides valuation and financial advisory services to businesses in a variety of industries, and has been ranked one of the nation's 50 largest merger and acquisition advisors (based on the aggregate size of transactions) to the commercial banking industry. ERS was established in 1989 and currently has ongoing research and/or investor relations relationships with more than 20 companies.[1]

Another direct competitor we have identified is Red Chip, which we estimate to be a source of independent and objective research on small-cap stocks. We believe that Red Chip offers individual research reports, investment recommendations and other stock picking services. [2] In the estimation of our management, the amount of consulting that Red Chip does for companies within this sector is minimal.

The other direct competitor is Small Cap Center, which we believe to be an information resource center for the small cap sector. [3] We believe that Small Cap Center offers various reports and stock picks to its members. However, our management's assessment is that the resources offered by Small Cap Center tend to favor larger companies in the small cap sector, which would be significantly larger than Mini-Cap companies and thus followed more by analysts and institutional investment money. We believe that Small Cap Center does not provide consulting services to companies in the small cap sector.

[1]  Source available at: http://www.equityresearchservices.com/
[2]  Source available at: http://www.redchip.com
[3]  Source available at: http://www.smallcapcenter.com

Beyond these direct competitors, we must compete with other established more well-known consulting companies. Based upon its experience, our management believes that the larger the consulting company, the larger the customers tend to be. Since most Mini-Cap businesses are not capitalized as well as larger businesses and generally cannot afford extensive consulting services, we believe that such consultants generally overlook the vast majority of small businesses. In addition, the vast majority of competing sources of consulting services are smaller firms such as ours. As such, we believe that more firms are trying to enter this market segment and seek profitable models of working with smaller businesses. As this trend continues, it will become increasingly difficult for us to compete with other firms, which could affect our ability to continue operating.

We cannot give assurance that we will be able to penetrate the market even if our product is technologically superior and more cost-effective for fund managers. We compete with these more established companies that have resources to defend their market share and fend off new entrants.

Employees. As of April 5, 2002, we have a total of four employees, three of whom are our executive officers. We have entered into employment agreements with these individuals. Management expects that as the need arises, we may employ temporary and part-time employees to work on the administration servicing of customer accounts. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future.

Research and Development. We have not engaged in any research and development other than the development of our software. Eric Majors, our chief executive officer, has contributed software programming to us at no charge, although the value of those services has been reflected in our financial statements.

Property. We do not own any real property. We currently lease our facilities from Executive Systems in Colorado Springs. Our facilities consist of one administrative office and two network operations centers or NOCs. The lease for these facilities is $1,600 for our office and $900 per month for our two NOCs. Our office space is approximately 500 square feet in size. Our NOCs are each approximately 150 square feet in size. We assumed these lease from a related party. Our management believes our current office space will be sufficient for our current operations, unless we greatly expand our operations. Should we relocate our facility, there can be no assurance that we will be able to find sufficient space at reasonable costs.

Facilities. Our executive, administrative and operating officers are located at 2 N. Cascade Avenue, Suite 1100, Colorado Springs, CO 80903. We do not presently own any interests in any real estate. We believe that our current facilities are adequate for the next twelve months, unless we greatly expand our operations.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property:

================================================== =============================
Property                                                December 31, 2002
-------------------------------------------------- -----------------------------
Cash                                                         $2,813
-------------------------------------------------- -----------------------------
Equipment                                                   $118,495
-------------------------------------------------- -----------------------------
Intellectual property and license rights                   $1,456,291
================================================== =============================

Our Facilities. Our executive, administrative and operating officers are located at 2 N. Cascade Avenue, Suite 1100, Colorado Springs, CO 80903. We do not presently own any interests in any real estate. We believe that our current facilities are adequate for the next twelve months, unless we greatly expand our operations.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

During a special shareholders' meeting held November 27, 2002, our shareholders approved the purchase of the assets of Barrington Gap, Inc., a Colorado corporation, ("BGI"), in exchange for stock and other consideration pursuant to an agreement ("Agreement") dated October 8, 2002 between us and BGI. The Agreement provided that we would write off the $47,000 in accounts receivable that BGI owed us, and that we would pay the remaining $53,000 by means of issuing 1,060,000 shares of our common stock priced at $0.05 per share. One of BGI's majority shareholders is Joshua Wolcott, who is one of our officers and directors, and owned 1,500,000 shares of our common stock at the time of this transaction. On November 29, 2002, BGI was issued 1,060,000 shares of our common stock pursuant to the terms of the Agreement.

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "MXDY". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of April 3, 2003 we had a low bid price of $0.06 and a high bid price of $0.07. Over the last 52 weeks, our common stock had a low closing price of $0.018 per share and a high closing price of $0.204 per share. The best bid price is currently approximately $0.06 per share.

We are authorized to issue 200,000,000 shares of no par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 28,250,000 shares of our common stock were issued and outstanding. We are also authorized to issue 20,000,000 shares of no par value preferred stock, none of which is issued and outstanding.

In July 2002, our registration statement on Form SB-2 to register 2,550,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is forty eight. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 1,189,600 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone
          number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
----------------------------------------------------------------------------

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources. Our total assets were approximately $1,577,599 as of December 31, 2002. Of those assets, cash was $2,813 and we had $118,495 net in property and equipment, and $1,432,958 in intellectual property and $23,333 in license rights as of December 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures, with the assistance of our officers and directors.

Our current liabilities were $34,496 as of December 31, 2002, which was represented entirely by accounts payable. We also had $355,000 in notes payable as of December 31, 2002. Therefore our total liabilities were $389,496 as of December 31, 2002.

Results of Operations.

For the year period ending December 31, 2002, compared to the same period ending December 31, 2001.

Revenues. We have realized revenues of $95,300 from services that we provided during the year ended December 31, 2002. We did not generate any revenues during the year ended December 31, 2001.

Operating Expenses. For the year ended December 31, 2002, our total operating expenses were $544,805. These expenses were represented by $240,000 in consulting services, $181,875 for contributed services, $1,500 for contributed rent, $8,950 for other rent, $17,600 for consulting paid to related parties, $18,085 in other consulting fees, $35,583 for professional fees, $24,889 for depreciation and amortization, $1,872 for interest expense, and $14,451 for other general and administrative costs. We experienced a net loss of $449,505 for the year period ended December 31, 2002. This is in comparison to the year ended December 31, 2001, during which our total expenses were $191,000. Of this amount, $180,000 was represented by contributed services, along with $3,000 in contributed rent and $8,000 in depreciation and amortization. For the year ended December 31, 2001, we experienced a net loss of $191,000. The increase for the period ended December 31, 2002 was due to consulting expenses we incurred during the year.

Our Plan of Operations for the Next Twelve Months. We have generated $95,300 in revenues since our inception on August 23, 2000.

As of December 31, 2002, we had $2,813 in cash. We believe that we will have sufficient financial resources to meet our obligations for the twelve month period following December 31, 2002, because our officers are committed to paying our expenses at least through that period. We will not compensate our management until such time as our revenues have increased to a level that will accommodate paying their salaries.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. Our most important milestone over the next twelve months will be securing at least three more customer agreements for our fund administration services and securing at least two consulting contracts for our financial consulting business unit. Our management believes that reaching these milestones would generate sufficient revenues to cover our operating costs for our fiscal year 2003. If we do not meet these benchmarks, then our revenues will be lower and we will have to adjust our operating expenses downward accordingly.

We do not anticipate that there will be any significant changes in the number of employees or expenditures for software development, hedge fund administration service costs, or equipment from what is discussed in this prospectus. There can be no assurance, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.

Item 7.  Financial Statements
-----------------------------


                             MAXIMUM DYNAMICS, INC.
                         (A Development Stage Company)
                         Index to Financial Statements

                                                                           Page
                                                                          ------

Independent Auditors' Report................................................F-2

Balance Sheet at December 31, 2002..........................................F-3

Statements of Operations for the years ended December 31, 2002 and 2001, and for the period from August 23, 2000 (inception)
     through December 31, 2002..............................................F-4

Statement of Changes in Shareholders' Equity for the period from
     August 23, 2000 (inception) through December 31, 2002..................F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and for the period from August 23, 2000 (inception)
     through December 31, 2002..............................................F-7

Notes to Financial Statements...............................................F-8

                          Independent Auditors' Report


The Board of Directors and Shareholders
Maximum Dynamics, Inc.:


We have audited the accompanying balance sheets of Maximum Dynamics, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maximum Dynamics, Inc. as of December 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
April 1, 2003

                             MAXIMUM DYNAMICS, INC.
                         (A Development Stage Company)
                                  Balance Sheet

                                December 31, 2002

                                     Assets
Current assets:
    Cash................................................................  $       2,813
                                                                          --------------
                  Total current assets..................................          2,813

Property and equipment, net of accumulated
    depreciation of $4,847 (Note 3).....................................        118,495
Intangible assets:
    Intellectual property, net of accumulated amortization
       of $12,042 (Note 4)..............................................      1,432,958
    License rights, net of accumulated amortization of $16,667 (Note 4)          23,333
                                                                          --------------

                                                                          $   1,577,599
                                                                          ==============

                       Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities............................  $      34,496
                                                                          --------------
                  Total current liabilities.............................         34,496

Long-term debt:
    Notes payable (Note 5)..............................................        355,000
                                                                          --------------
                  Total liabilities.....................................        389,496
                                                                          --------------

Commitments (Note 9)....................................................            ---

Shareholders' equity (Notes 2 and 6):
    Preferred stock, no par value; 20,000,000 shares authorized,
       -0- shares issued and outstanding................................            ---
    Common stock, no par value; 200,000,000 shares authorized,
       28,525,000 shares issued and outstanding.........................      1,596,000
    Additional paid-in capital..........................................        367,375
    Accumulated deficit.................................................       (775,272
                                                                          --------------

                  Total shareholder's equity............................      1,188,103
                                                                          --------------

                                                                          $   1,577,599
                                                                          ==============


                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                    August 23,
                                                                                                      2000
                                                                       Years Ended                 (Inception)
                                                                       December 31,                  Through
                                                            -------------------------------------  December 31,
                                                                  2002              2001              2002
                                                            --------------   -----------------   --------------
Service revenue...........................................  $       95,300   $             ---   $       95,300
                                                            --------------   -----------------   --------------

Operating expenses:
    Stock-based compensation (Notes 2 and 6):
       Employee services..................................             ---                 ---          100,000
       Consulting services................................         240,000                 ---          273,000
    Contributed services (Note 2).........................         181,875             180,000          361,875
    Contributed rent (Note 2).............................           1,500               3,000            5,500
    Rent, other...........................................           8,950                 ---            8,950
    Consulting, related parties (Note 2)..................          17,600                 ---           17,600
    Consulting, other.....................................          18,085                 ---           18,085
    Professional fees.....................................          35,583                 ---           35,583
    Depreciation and amortization.........................          24,889               8,000           33,556
    Interest expense......................................           1,872                 ---            1,872
    Other general and administrative costs................          14,451                 ---           14,551
                                                            --------------   -----------------   --------------

                    Total operating expenses..............         544,805             191,000          870,572
                                                            --------------   -----------------   --------------

                    Loss before income taxes..............        (449,505)            191,000)        (775,272)

    Income tax provision (Note 7).........................             ---                 ---              ---
                                                            --------------   -----------------   --------------

                    Net loss..............................  $     (449,505)  $        (191,000)  $     (775,272)
                                                            ==============   =================   ==============

Basic and diluted loss per share..........................  $        (0.02)  $           (0.01)
                                                            ==============   =================

Weighted average common shares outstanding................      24,104,487 *        21,625,000 *
                                                            ==============   =================
  *   Restated for 2.5:1 common stock split





                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                         (A Development Stage Company)


                                             Preferred Stock            Common Stock         Additional
                                         ----------------------  -------------------------    Paid-In    Accumulated
                                           Shares      Amount       Shares        Amount      Capital       Deficit        Total
                                         ----------  ----------  ------------  -----------  -----------  -------------  -----------
Balance at
    August 23, 2000 (inception)........          --  $       --            --  $        --  $        --  $          --  $        --

August 2000, common stock
    issued to officer in exchange for
    services ($.02/share) (Note 2).....          --          --     1,000,000       20,000           --             --       20,000
December 2000, common stock
    issued to officers in exchange for
    services ($.02/share) (Note 2).....          --          --     4,000,000       80,000           --             --       80,000
December 2000, common stock
    issued to consultants in exchange
    for business plan services
    ($.02/share) (Note 3)..............          --          --     1,650,000       33,000           --             --       33,000
December 2000, common stock
    issued to Europa Global, Inc.
    in exchange for license rights
    ($.02/share) (Note 3)..............          --          --     2,000,000       40,000           --             --       40,000
Rent contributed by an officer
    (Note 2)...........................          --          --            --           --        1,000             --        1,000
Net loss...............................          --          --            --           --           --       (134,767)    (134,767)
                                         ----------  ----------  ------------  -----------  -----------  -------------  -----------
Balance at
    December 31, 2000..................          --          --     8,650,000      173,000        1,000       (134,767)     39,233

Services contributed by officers
    (Note 2)...........................          --          --            --           --      180,000             --     180,000
Rent contributed by an officer
    (Note 2)...........................          --          --            --           --        3,000             --       3,000
Net loss...............................          --          --            --           --     (191,000)            --     (191,000)
                                         ----------  ----------  ------------  -----------  -----------  -------------  -----------
Balance at
    December 31, 2001..................          --          --     8,650,000      173,000      184,000       (325,767)      31,233

January 2002, sale of common
    stock pursuant to a  private
    placement offering, net of
    offering costs of $5,000
    (100,000 shares of common
    stock issued to attorney in
    exchange for legal services)
    ($.05/share) (Note 3)..............          --          --       900,000       40,000           --             --       40,000
November 2002, Asset Purchase
    Agreement closed with
    Barrington Gap (Notes 6 and 8).....          --          --     1,060,000       53,000           --             --       53,000
November 2002, 2.5:1 stock split
    (Note 6)...........................          --          --    15,915,000           --           --             --           --
November 2002, cancellation of
    common shares......................          --          --    (5,450,000)          --           --             --           --
November 2002, Asset Purchase
    Agreement closed with Equity
    Research, Inc. (Notes 4 and 6).....          --          --     5,450,000    1,090,000           --             --    1,090,000
December 2002, common stock
    issued in exchange for engineering
    services ($.12/share) (Note 6).....          --          --     2,000,000      240,000           --             --      240,000
Services contributed by officers
    (Note 2)...........................          --          --            --      181,875           --             --      181,875
Rent contributed by an officer
    (Note 2)...........................          --          --            --           --        1,500             --        1,500
Net loss...............................          --          --            --           --           --       (449,505)    (449,505)
                                         ----------  ----------  ------------  -----------  -----------  -------------  -----------
Balance at
    December 31, 2002..................          --  $       --    28,525,000  $ 1,596,000  $   367,375  $    (775,272) $ 1,188,103
                                         ==========  ==========  ============  ===========  ===========  =============  ===========




                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                         (A Development Stage Company)

                                                                                                            August 23,
                                                                                                              2000
                                                                             Years Ended                   (Inception)
                                                                             December 31,                    Through
                                                                --------------------------------------     December 31,
                                                                      2002                 2001               2002
                                                                ------------------   -----------------   ---------------
Cash flows from operating activities:
    Net loss................................................    $        (449,505)   $       (191,000)   $     (775,272)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization......................              24,889               8,000            33,556
          Common stock issued in exchange for
             services (Notes 2 and 6)........................             240,000                  --           373,000
          Services contributed by officers (Note 2)..........             181,875             180,000           361,875
          Rent contributed by an officer (Note 2)............               1,500               3,000             5,500
          Changes in operating assets and liabilities:
                Accrued expenses.............................              34,496                  --            34,496
                                                                ------------------   -----------------   ---------------
                     Net cash provided by
                         operating activities................              33,255                  --            33,155
                                                                ------------------   -----------------   ---------------

Cash flows from investing activities:
    Purchases of equipment...................................             (70,342)                 --          (70,342)
                                                                ------------------   -----------------   ---------------
                     Net cash used in
                         investing activities................             (70,342)                 --          (70,342)
                                                                ------------------   -----------------   ---------------

Cash flows from financing activities:
    Working capital advances, net............................                (100)                 --               --
    Proceeds from issuance of common stock...................              40,000                  --           40,000
                                                                ------------------   -----------------   ---------------
                     Net cash provided by
                         financing activities................              39,900                  --           40,000
                                                                ------------------   -----------------   ---------------

                         Net change in cash..................               2,813                  --            2,813

Cash, beginning of period....................................                  --                  --               --
                                                                ------------------   -----------------   ---------------

Cash, end of period.........................................    $           2,813    $             --    $         2,813
                                                                ==================   =================   ===============

Supplemental disclosure of cash flow information:
    Income taxes............................................    $              --    $             --    $            --
                                                                ==================   =================   ===============
    Interest................................................    $              --    $             --    $            --
                                                                ==================   =================   ===============

Non-cash financing activities:
    Common stock issued in Barrington Gap
       Asset Purchase Agreement (Notes 6 and 8).............    $         (53,000)   $             --    $       (53,000)
                                                                ==================   =================   ===============
    Common stock and debt issued in exchange for
       Mini-Cap Sector intellectual property (Note 4).......    $      (1,445,000)   $             --    $    (1,445,000)
                                                                ==================   =================   ===============
    Common stock issued in exchange for
       offering costs (Note 6)..............................    $          (5,000)   $             --    $        (5,000)
                                                                ==================   =================   ===============
    Common stock issued in exchange for
       license rights (Note 4)..............................    $              --    $             --    $       (40,000)
                                                                ==================   =================   ===============




                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

Maximum Dynamics, Inc. (the "Company") was incorporated on August 23, 2000 to engage in computer software development. On December 12, 2000, the Company secured a five-year exclusive license for a software system developed by Europa Global, Inc., in exchange for 2,000,000 shares of the Company's common stock.

On December 15, 2001, the Company secured a 10-month contract worth $75,000 utilizing the Company's software to reconstruct hedge fund records. The Company is scheduled to receive $7,500 per month from January 2002 through October 2002.

Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon strategic alliances. The Company's future success will be dependent upon its ability to create and provide effective and competitive software development and services and the Company's ability to develop and provide new services that meet customers changing requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

Development Stage Company

The Company is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements contain estimates of the fair value of the consideration (shares of common stock) exchanged for property and equipment, intellectual property, license rights, compensation expense and consulting services that have a material affect on the statements. In estimating the fair value of the shares of the common stock issued, the Board of Directors considered the market value of the common stock and contemporaneous transactions with unrelated third parties. In estimating the value of contributed services, the Board of Directors considered prevailing rates. In addition, the financial statements are materially affected by the estimated service lives of the property and equipment, intellectual property, and license rights.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



Property, Equipment and Depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives, estimated at 3 years, using the straight-line method.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Intangible Assets

The Company's intangible assets consist of Mini-Cap Sector intellectual property and license rights, which are stated at cost and amortized over 3 and 5 years, respectively (see Note 4).

Offering Costs

The Company incurred legal fees related to the preparation of its private placement memorandum. Such costs were initially deferred until the offering was completed, at which time they were recorded as a reduction of gross proceeds from the offering.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue and Cost Recognition

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred.

The majority of the Company's revenue is earned through its contract to reconstruct hedge fund records by using the software system acquired in the license agreement (see Note 2). The contract runs for a period of not less than ten months for a fee of $75,000. The contract automatically renews on a month-to-month basis unless terminated by either party upon 30 day advance written notice.

The contract does not provide for post-contract customer support. The contract does not permit returns, refunds or exchanges.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



Costs incurred to establish the technological feasibility of the software system are expensed as incurred. Costs to develop the software after technological feasibility is established are capitalized.

Financial Instruments

The Company's financial instruments consist of cash and accounts receivable. At December 31, 2002, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

(2)      Related Party Transactions

An officer contributed office space to the Company from inception through June 30, 2002. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Three officers contributed software programming, business development and administrative services to the Company totaling $181,875 and $180,000 for the years ended December 31, 2002 and 2001, respectively. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2002, the Company paid certain shareholders $17,600 for software programming, engineering and other consulting services. The $17,600 is included in the accompanying financial statements as Consulting, Related Parties.

During December 2000, the Company issued 4,000,000 shares (10,000,000 shares post-split) of it's no par value restricted common stock to officers of the Company in exchange for past services. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at $.02 per share based on contemporaneous stock issuances to unrelated third parties. Stock-based compensation expense of $80,000 was recognized in the accompanying financial statements for the period ended December 31, 2000.

During August 2000, the Company issued 1,000,000 shares (2,500,000 shares post-split) of it's no par value restricted common stock to an officer of the Company in exchange for past services. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by a related party. The shares were valued by the Board of Directors at $.02 per share based on contemporaneous stock issuances to unrelated third parties. Stock-based compensation expense of $20,000 was recognized in the accompanying financial statements for the period ended December 31, 2000.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



On August 23, 2000, an officer advanced the Company $100 for working capital. The advance was repaid during 2002.

(3)      Property and Equipment

Property and equipment consisted of the following at December 31, 2002:

                         Computer equiptment.................. $   8,747
                         Network equiptment...................    15,021
                         Internet marketing network system....    21,080
                         Internet marketing system software...    72,484
                         Other equipment......................     6,010
                                                              ----------
                                                                 123,342
                         Less accumulated depreciation........    (4,847)
                                                              ----------
                                                              $  118,495
                                                              ==========

Depreciation expense totaled $4,847, $-0-, and $4,847 for the years ended December 31, 2002 and 2001, and the period from August 23, 2000 (inception) through December 31, 2002, respectively.

(4)      Intangible Assets

Mini-Cap Sector

On November 26, 2002, the Company signed a letter of intent with Equity Research, Inc. ("ERI") to acquire the Mini-Cap Sector ("MCS"). The transaction closed in December 2002. Under the terms of the agreement, the Company issued a total of 5,450,000 shares of its no par value common stock to ERI and four individuals. In addition, the Company issued promissory notes totaling $285,000 and $70,000 to ERI and an individual, respectively (see Notes 5 and 6). MCS is intellectual property consisting of proprietary technology, web sites, customer relationships, and employment (see Note 9) and non-compete agreements.

The MCS was capitalized for a total of $1,445,000 based on the value of the common stock ($1,090,000) and promissory notes ($355,000) issued. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.20 per share. The MCS is amortized over a period of three years. Amortization expense related to the MCS totaled $12,042, $-0-, and $12,042 for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002, respectively.

License Rights

On December 12, 2000, the Company issued 2,000,000 shares of its no par value common stock in exchange for the five year license agreement. The rights received in the license agreement were capitalized and are amortized over a period of five years, the length of the license agreement. The shares issued were valued at $40,000, or $.02 per share. This valuation is in accordance with the license agreement and is consistent with other contemporaneous stock issuances in December 2000. If the Company fails to perform under the terms of the license agreement, Europa Global may rescind the license with 30 days written notice.

Amortization expense related to the license rights totaled $8,000, $8,000, and $16,667 for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002, respectively.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(5)      Notes Payable

On December 12, 2002, the Company issued two promissory notes payable in connection with the acquisition of the MCS. The notes are to be repaid from the revenues generated for the MCS assets. Interest expense on the notes commences February 15, 2003. The notes consist of the following:


            Note payable to corporation, 8 percent interest rate,
               matures February 15, 2004, unsecured................ $   285,000
            Note payable to corporation, 8 percent interest rate,
               matures February 15, 2004, unsecured................ $    70,000
                                                                    -----------
                                                                    $   355,000
                                                                    ===========

(6)      Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at March 31, 2002 or December 31, 2001.

Common Stock Split

On November 18, 2002, the Company's Board of Directors declared a 2.5 for 1 forward split of its no par value common stock for shareholders of record on November 29, 2002. The stock split increased the number of common shares outstanding from 10,610,000 to 26,525,000 on November 29, 2002.

Private Placement Offering

During January 2002, the Company conducted a private placement offering whereby it sold 800,000 shares (2,000,000 shares post-split) of its no par value common stock for $.05 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors. The Company received proceeds from the offering totaling $40,000.

In addition, the Company issued 100,000 shares of its common stock in exchange for legal services related to the Company's private placement offering. The transaction was valued at $.05 per share. As a result, the Company recognized offering costs totaling $5,000 in the accompanying financial statements.

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



Common Stock Issuances

During November 2002, the Company issued 1,060,000 shares (2,650,000 shares post-split) of its no par value common stock to BGI as part of an Asset Purchase Agreement (see Note 8). The shares were valued by the Board of Directors at $.05 per share based on contemporaneous stock issuances to unrelated third parties.

During November 2002, the Company issued 5,450,000 shares of its no par value common stock to ERI and four individuals as part of an Asset Purchase Agreement (see Note 4). The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.20 per share.

During December 2002, the Company issued 2,000,000 shares of it's no par value common stock to unrelated third parties in exchange for engineering services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.12 per share. Stock-based compensation expense of $240,000 was recognized in the accompanying financial statements for the year ended December 31, 2002.

During December 2000, the Company issued 2,000,000 shares of its common stock in exchange for license rights. In this transaction, the stock issued was valued at $40,000 ($.02 per share) (see Note 1 - Intangible Assets).

During December 2000, the Company issued 1,650,000 shares of its common stock in exchange for consulting services. The transactions were valued at $.02 per share. As a result, the Company recognized a stock-based compensation expense totaling $33,000 in the accompanying financial statements.



(7)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                         Years Ended
                                                         December 31,
                                                 -----------------------------
                                                     2002            2001
                                                 -------------- --------------
U.S. federal statutory graduated rate.........          34.00%         15.00%
State income tax rate,
  net of federal benefit......................           3.06%          3.94%
Contributed rent and services.................         -13.47%        -18.15%
Net operating loss for which no tax
  benefit is currently available..............         -23.59%         -0.79%
                                                 -------------- --------------
                                                         0.00%          0.00%
                                                 ============== ==============

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


At December 31, 2002, deferred tax assets consisted of a net tax asset of $173,985, due to operating loss carryforwards of $501,422, which was fully allowed for, in the valuation allowance of $173,985. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001 and the period from August 23, 2000 (inception) through December 31, 2000 totaled $133,273, $1,515 and $39,197, respectively. The current tax benefit also totaled $133,273, $1,515 and $39,197 for the years ended December 31, 2002 and 2001 and the period from August 23, 2000 (inception) through December 31, 2000, respectively. The net operating loss carryforward expires through the year 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8)      Asset Purchase Agreement

On October 8, 2002, the Company entered into an Asset Purchase Agreement (the "Agreement") with Barrington Gap, Inc. ("BGI"), a Colorado corporation. The Agreement was approved by the shareholders in November 2002. In accordance with the Agreement, BGI sold its Internet marketing software, software development, maintenance and customer contracts, and other proprietary knowledge used in the Company's operations to the Company in exchange for consideration totaling $100,000. The $100,000 consists of the extinguishment of a $47,000 liability owed by BGI to the Company under a subcontract agreement, and 1,060,000 shares of the Company's common stock valued at $53,000 ($.05 per share).

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


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2002
                                    Unaudited


                                                                                              Pro Forma
                                                       Maximum       Barrington    ------------------------------------
                                                       Dynamics          Gap        Adjustments           Combined
                                                    --------------- -------------- --------------     -----------------
Sales.........................................      $       95,300  $     186,483  $     (75,000) A   $        206,783
Cost of sales.................................                   -        (88,642)        75,000  A            (13,642)
Operating expenses............................            (544,805)      (211,493)       (12,495) B           (768,793)
Non-operating expenses........................                   -         (1,873)             -                     -
                                                    --------------- -------------- --------------     -----------------
Net loss......................................      $     (449,505) $    (115,525) $     (12,495)     $       (577,525)
                                                    =============== ============== ==============     =================

Net loss per share - basic and diluted........      $        (0.02) $       (0.01)                    $          (0.02)
                                                    =============== ==============                    =================
Basic and diluted common shares
   outstanding................................          25,875,000      9,531,792                           28,525,000
                                                    =============== ==============                    =================

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Pro forma adjustments - 2002 Statement of Operations
A. Adjustment to remove the revenue recognized by the Company and expenses recognized by BGI related to the sub-contract agreement between the two parties;
B. To record the increase in amortization expense related to the increased value of the Internet marketing software.


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2001
                                    Unaudited

                                                                                              Pro Forma
                                                       Maximum       Barrington    -----------------------------------
                                                       Dynamics          Gap        Adjustments          Combined
                                                    --------------- -------------- --------------    -----------------
Sales.........................................      $            -  $      15,851  $           -     $         15,851
Cost of sales.................................                   -         (2,350)             -               (2,350)
Operating expenses............................            (191,000)       (49,834)        (2,082) A          (242,916)
Non-operating expenses........................                   -              -              -                    -
                                                    --------------- -------------- --------------    -----------------
Net loss......................................      $     (191,000) $     (36,333) $      (2,082)    $       (229,415)
                                                    =============== ============== ==============    =================

Net loss per share - basic and diluted........      $        (0.01) $       (0.01)                   $          (0.01)
                                                    =============== ==============                   =================
Basic and diluted common shares
   outstanding................................          21,625,000      7,032,179                          24,275,000
                                                    =============== ==============                   =================

Pro forma adjustments - 2001 Statement of Operations
A. Adjustment to record the increase in amortization expense related to the increased value of the Internet marketing software.

The unaudited pro forma condensed financial information does not show any adjustments for a change in the income tax benefit as the total pro forma benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

(9)      Commitments

Operating Lease

The Company leases a vehicle under a noncancellable operating lease that commenced April 16, 2002 and expires April 16, 2005. Payments required under the operating lease are $493 per month. Future minimum rental payments under the lease are as follows:



December 31,
-------------

2003.......................................  $      5,916

2004.......................................  .      5,916

2005.......................................  .      1,479
                                             ------------
                                             $     13,311
                                             ============

                             MAXIMUM DYNAMICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



Employment Agreement

As part of its Mini-Cap Sector Purchase Agreement, the Company entered into an employment agreement with an individual. Under the employment agreement, the employee is receives a $96,000 salary payable in increments of $4,000 on the 15th and last day of each month. Payment of the salary commences whenever the first of the following occurs: (1) the Company's president or secretary begin receiving a salary; (2) the Company receives at least $1 million in financing; or (3) the Company receives revenue generated from its Financial Consulting Division. None of the three above requirements had occurred as of December 31, 2002.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors.

Our directors and principal executive officers are as specified on the following table:

================= ======== ====================================================
Name                Age                         Position
----------------- -------- ----------------------------------------------------
Eric Majors          33     chief executive officer and chairman of the board
----------------- -------- ----------------------------------------------------
Joshua Wolcott       30             chief financial officer, director
----------------- -------- ----------------------------------------------------
Paul Stabnow         25             chief technical officer, director
================= ======== ====================================================

Eric Majors, Chairman , Chief Executive Officer and Chief Financial Officer. Prior to founding the Company in 2000, Mr. Majors ran Force Financial Systems Group ("FFSG"), a registered investment advising firm that is registered in the State of Colorado, as a sole proprietor since 1996 while he contracted engineering services. Mr. Major believes that his status as a registered investment advisor is extremely important to our success and marketing our products to other investment advisors and fund managers. Mr. Major's employment history includes, Senior Design Engineer, MCI WorldCom; Design Engineer, Ford

Microelectronics; Design Engineer, Catalina Research, and Software Engineer for Stanford Telecom. As an engineer, Mr. Majors has extensive experience in computer chip design, software development and Internet based technologies. Mr. Majors is also a Registered Financial Advisor in the State of Colorado and, as such, serves as an individual and corporate consultant in the field of financial investments, fund management, international investments and financial trading models. Mr. Majors received his Bachelors of Science Degree in Electrical Engineering from the University of Colorado with an emphasis in Computer Science. Mr. Majors is a part time member of the teacher's faculty of Denver Technical College (DeVry, Inc.) and serves as an instructor of the C/C++ course series from beginner through advanced. Mr. Majors is not an officer or director of any reporting company.

Joshua N. Wolcott, Chief Financial Officer. Mr. Wolcott has been our chief financial officer and one of our directors since October 2002. From 2001 to 2002, Mr. Wolcott was the CEO of Barrington Gap, Inc., which we acquired on October 8, 2002. From 1998 to 2001, Mr. Wolcott worked for the Hoffman Row Group, Inc., a small investment bank, where he assisted in the financing of start-up and early stage companies, taking companies public, mergers and acquisitions, and strategy/business plan consulting.

Before the Hoffman Row Group, Mr. Wolcott worked for World Vision International where he designed, financed and implemented a small community bank in Asia where he managed a multinational staff of 18. The bank has valuated to date approximately 5,000 small businesses and financed more than 1,000 of them. Mr. Wolcott has been engaged in numerous consulting projects, ranging from business strategy development to marketing to financial analysis. Mr. Wolcott has been involved in the executive level of the finance field for six years in various roles working with dozens of start-up companies. He has been a consultant to several fund managers and has even assisted in the reconstruction of a fund's records that had been compromised. His experience in the investment banking and venture capital communities will help us to move forward with our business plan.

Mr. Wolcott holds an International MBA from the Monterey Institute of International Studies and a Bachelors of Arts in Economics from Pepperdine University. Mr. Wolcott is not currently an officer or director of any other reporting company.

Paul Stabnow, Chief Technology Officer. Mr. Stabnow has been our chief technical officer and one of our directors since December 2002. Mr. Stabnow was the Chief Technical Officer of Barrington Gap and joined us after we acquired Barrington Gap. From 1998 to 2001, he was the Chairman and co-founder of Internet Marketing Tech, Inc. Mr. Stabnow is an expert in network configuration, network administration and database layout and relationships in a web-based environment. He is fluent in several programming languages/scripts including C/C++, x86 Assembly, HTML, ASP and the interfacing of CGI/ISAPI applications.

Mr. Stabnow brings a solid background of technical aspects that will help the Company to bring its excellent software products to the market. His experience in the security aspects of networks and transmission of information enable the Company to offer its customers secure and protected data exchanges, which is critical to the product offering.

An accomplished entrepreneur, Mr. Stabnow has helped develop and launch several companies in the software development and network administration sectors. He has held positions as a Chairman, President, Information Technology Specialist and Technical Service Associate. Mr. Stabnow is not an officer or director of any other reporting company.

All directors hold office until the next meeting of shareholders or until their successors are elected and have qualified. Our executive officers serve at the discretion of the board of Directors.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf

The following table summarizes for the fiscal years indicated, the principal components of compensation for each of our executive officers:

=================================== ======= =============== ====================== ===================== ==================
Name and Principal Position          Year       Annual         Bonus or other          Other Annual          All Other
                                              Salary ($)       compensation($)       Compensation ($)      Compensation
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
Eric R. Majors - chief executive     2001        None               None                   None                None
officer, former chief financial
officer
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
                                     2002        None               None                   None                None
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
Rodney Ramsay - former president     2001        None               None                   None                None
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
                                     2002        None               None                   None                None
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
Nathan Enger - former vice           2001        None               None                   None                None
president
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
                                     2002        None              None                   None                None
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
Joshua Wolcott - chief financial     2002        None               None                   None                None
officer
----------------------------------- ------- --------------- ---------------------- --------------------- ------------------
Paul Stabnow - chief technical       2002        None               None                   None                None
officer
=================================== ======= =============== ====================== ===================== ==================

Directors do not receive any fees for services on the Board of Directors. Directors will be reimbursed for their expenses for each meeting they attend.

Employment Contracts. We have employment agreements in place at this time with our four employees.

Stock Option Plan. Our Board of Directors has not adopted a stock option plan. If the Board of Directors were to adopt such a plan, it would result in substantial dilution in any shares of common stock purchased in this offering and still held at the time of implementation of the plan.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 4, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ==================================== ======================================= ================
 Title of Class           Name and Address of Beneficial     Amount and Nature of Beneficial Owner     Percent of
                                       Owner                                                              Class
----------------------- ------------------------------------ --------------------------------------- ----------------
                        Eric Majors                                     6,250,000 shares
  Common Stock          P.O. Box 7812                         president, chief executive officer,         21.9%
                        Colorado Springs, CO 80933                          director
----------------------- ------------------------------------ --------------------------------------- ----------------
                        Joshua Wolcott (1)                              3,900,000 shares
  Common Stock          PO Box 101705                          chief financial officer, director          13.7%
                        Denver, CO  80210
----------------------- ------------------------------------ --------------------------------------- ----------------
                        Paul Stabnow                                     750,000 shares
  Common Stock          PO Box 713                             chief technical officer, director           2.6%
                        Green Mountain Falls, CO  80819
----------------------- ------------------------------------ --------------------------------------- ----------------
                        James Budd                                       3,185,000 shares
  Common Stock          2 North Cascade Ave., Suite 1100                     employee                     13.4%
                        Colorado Springs, CO 80903
----------------------- ------------------------------------ --------------------------------------- ----------------
                        Barrington Gap, Inc. (2)
  Common Stock          2 North Cascade Ave., Suite 1100                 2,650,000 shares                  9.29%
                        Colorado Springs, CO 80903
----------------------- ------------------------------------ --------------------------------------- ----------------
  Common Stock          All Officers & Directors                        10,900,000 shares                 38.2%
                        as a group
======================= ==================================== ======================================= ================
(1)      Joshua Wolcott who owns 3,900,000 shares as an individual, is the sole officer and director of Barrington Gap, Inc., and owns 90.47% of
         Barrington Gap, Inc. Therefore, he is also the beneficial owner of
         2,397,190 of the 2,650,000 shares held by Barrington Gap, Inc.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

We were founded in August 2000 by Eric Majors, Rodney Ramsey, and Nathan Enger. We issued to Mr. Majors, Mr. Ramsay and Mr. Enger, 2,500,000, 1,500,000 and 1,000,000 shares respectively of our common stock in exchange for services rendered to us during 2000. We valued these shares at $0.02 per share, which we believe is the fair value of those services. In August 2000, one of our officers advanced us $100 for working capital.

In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., a non-U.S. technology company in exchange for 2,000,000 shares of common stock as an upfront payment for the five-year exclusive license of the software system. We have the right of first refusal to renew the license or acquire the technology after the five-year period is over. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus. Ernesto Angel, one of our incorporators, is the sole officer, director and principal shareholder of Europa Global, Inc.

In August 2000, we issued to Ernesto Angel, an independent contractor, 625,000 shares of our common stock in exchange for business planning services rendered to us during our start-up stage. We valued these shares at $0.02 per share, which we believe is the fair value of those services.

In August 2000, we issued to Jesus Romero, an independent contractor, 550,000 shares of our common stock in exchange for strategic and financial planning services rendered to us during our start-up stage. We valued these shares at $0.02 per share, which we believe is the fair value of those services.

In November 2000, we issued to Elektra Marketing 475,000 shares of our common stock in exchange for marketing and sales consulting services rendered to us during our start-up stage. We valued these shares at $0.02 per share, which we believe is the fair value of those services. Elektra Marketing has no relationship with us or any of our officers other than that it was paid in the form of stock-based compensation for services it provided to us.

In December 2001, we entered into a 10-month contract with Barrington Gap, Inc., ("BGI") to use our software to reconstruct hedge fund records. Mr. Majors was formerly the vice president of BGI. As of March 2002, we recognized $15,000 in service revenue under the contract.

In December 2001, we issued to MC Law Group 100,000 shares of our common stock in exchange for legal services rendered to us. We valued these shares at $0.05 per share, which is the same price per share we received in our private offering pursuant to Regulation D.

Eric Majors, our chief executive officer, chief financial officer, and one of our directors, currently provides office space to us at no charge.

On January 2, 2002, an officer advanced us $500 to open a bank account, which was repaid prior to March 31, 2002. Also in January 2002, our officers contributed software programming, business development and administrative services.

During the three month period ended March 31, 2002, we paid a $3,000 expense on behalf of Barrington Gap. Our president, Mr. Majors was the former vice-president of that company. We expect to continue to receive compensation pursuant to our contract with Barrington Gap even though we paid an expense on Barrington Gap's behalf. As of May 2002, Barrington Gap had repaid us the $3,000 sum paid on their behalf. We paid this sum because one of Barrington Gap's customers had not made a timely payment, and we wished to cover that expense. As of May 2002, this particular Barrington Gap customer paid its accounts with Barrington Gap to cover services through August 2002.

During a special shareholders' meeting held November 27, 2002, our shareholders approved the purchase of the assets of Barrington Gap, Inc., a Colorado corporation, ("BGI"), in exchange for stock and other consideration pursuant to an agreement ("Agreement") dated October 8, 2002 between us and BGI. The Agreement provided that we would write off the $47,000 in accounts receivable that BGI owed us, and that we would pay the remaining $53,000 by means of issuing 1,060,000 shares of our common stock priced at $0.05 per share. One of BGI's shareholders is Joshua Wolcott, who is also one of our officers and directors, and one of our principal shareholders. On November 29, 2002, BGI was issued 1,060,000 pre-split shares of our common stock pursuant to the terms of the Agreement. As a result of this transaction, Mr. Wolcott directly and personally became the owner of an additional 1,500,000 pre-split shares of our common stock, and has indirect ownership in 1,060,000 pre-split shares of our common stock by virtue of his position as shareholder and president of Barrington Gap, Inc.

In October 2002, Mr. Joshua Wolcott was appointed as our Chief Financial Officer and as one of our directors. On November 19, 2002, Mr. Wolcott purchased 1,500,000 pre-split shares of common stock from Mr. Ramsay, our former officer and director. As a result of that transaction, Mr. Wolcott directly and personally became the owner of 3,900,000 post-split shares of our common stock. Mr. Wolcott is also the President and a majority shareholder of Barrington Gap, Inc., a Colorado corporation, which owns 2,650,000 post-split shares, and whose assets we acquired on November 27, 2002.

On December 13, 2002, Mr. Joshua Wolcott was appointed as our Chief Financial Officer and as one of our directors. On November 19, 2002, Mr. Wolcott had purchased 1,500,000 shares of common stock from Mr. Ramsay, our former officer and director. As a result of that transaction, Mr. Wolcott directly and personally became the owner of 3,900,000 shares of our common stock. Mr. Wolcott is also the President and a majority shareholder of Barrington Gap, Inc., a Colorado corporation, which owns 2,650,000 shares, and whose assets we acquired on November 27, 2002.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on February 25, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

A.  Form 8-K filed November 27, 2002.

Item 1. Changes in Control.
--------------------------

On November 29, 2002, Barrington Gap, Inc. a Colorado corporation ("BGI") was issued 1,060,000 shares of our common stock pursuant to the terms of the asset purchase agreement described in Item 2 below. As a result of this transaction, Mr. Wolcott directly and personally owns 1,500,000 pre-split shares of our common stock, and has indirect ownership in 1,060,000 shares of our common stock by virtue of his position as shareholder and president of Barrington Gap, Inc., making his total ownership 2,560,000 pre-split shares of our issued and outstanding common stock.

Item 2.  Acquisition or Disposition of Assets.
---------------------------------------------

During a special shareholders' meeting held November 27, 2002, our shareholders approved the purchase of the assets of Barrington Gap, Inc., a Colorado corporation, ("BGI"), in exchange for stock and other consideration pursuant to an agreement ("Agreement") dated October 8, 2002 between us and BGI. The Agreement provided that we would write off the $47,000 in accounts receivable that BGI owed us, and that we would pay the remaining $53,000 by means of issuing 1,060,000 shares of our common stock priced at $0.05 per share. One of BGI's shareholders is Joshua Wolcott, who also owns 1,500,000 shares of our common stock.

Item 5.  Other Events and Regulation FD Disclosure.
---------------------------------------------------

During a special shareholders' meeting held November 27, 2002, our shareholders approved amendments to the our Articles of Incorporation to effect the following:

     o increasing our authorized no par value Common Stock from 20,000,000 shares to 200,000,000 shares;
     o increasing our no par value Preferred Stock from 5,000,000 shares to 20,000,000 shares;
     o authorizing our Board of Directors to establish the preferences, limitations and relative rights of our Preferred Stock without obtaining stockholder approval.

On November 18, 2002, our Board of Directors declared a 2.5 to 1 forward split of its no par value, such that the split be effectuated through a dividend of
1.5 shares of common stock for each share of common stock holders of record on November 29, 2002. The Pay Date was November 30, 2002. The total issued and outstanding shares of our common stock after the split was 26,525,000 shares.

B.  Form 8-K filed for event on December 9, 2002.

Item 1. Changes in Control of Registrant.
-----------------------------------------

On December 13, 2002, Mr. Joshua Wolcott was appointed as our Chief Financial Officer and as one of our directors. On that same date, Rodney Ramsay resigned as our President and one of our directors. On November 19, 2002, Mr. Wolcott had purchased 1,500,000 shares of common stock from Mr. Ramsay. As a result of this transaction, Mr. Wolcott directly and personally owns 3,900,000 shares of our common stock. Mr. Wolcott is also the President and a majority shareholder of Barrington Gap, Inc., a Colorado corporation, which owns 2,650,000 shares, and whose assets we acquired on November 27, 2002. On December 13, 2002, Paul Stabnow was appointed as our Chief Technology Officer and one of our directors. On December 19, 2002, Mr. Stabnow purchased 750,000 shares of common stock from Nathan Enger, who resigned as an officer and one of our directors.

Item 5. Other Events
--------------------

Changes to Securities.

Our Board of Directors approved a forward split of our issued and outstanding common stock on a 2.5 for 1 basis on November 18, 2002. The Record Date for this declared dividend was November 29, 2002. The Pay Date for this declared dividend was December 9, 2002. Our purpose for the forward stock split is to increase the marketability and liquidity of the common stock. Upon approval of the reverse stock split, each share of our issued and outstanding common stock will automatically be increased to two and one half (2.5) fully paid and nonassessable shares of common stock, no par value per share. Fractional shares will be rounded upward. We issued new stock certificates to shareholders of record upon the effective date of the forward split. The forward stock split increased the number of shares of common stock outstanding from 10,610,000 shares as of December 9, 2002, to approximately 26,525,000 shares. The common stock continued to be no par value common stock following the split.

Item 6. Resignations of Registrant's Directors.
-----------------------------------------------

On December 13, 2002, Rodney Ramsay resigned as our President and director. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. Ramsay's resignation was filed as Exhibit 17.1 to this Form 8-K.

On December 13, 2002, Nathan Enger resigned as our Vice President and director. The resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. Enger's resignation was filed as Exhibit 17.2 to this Form 8-K.

C.       Form 8-K filed for event on December 13, 2002.

Item 2. Acquisition of Assets (Mini-Cap Sector and ERI).
-------------------------------------------------------

On December 13, 2002, we entered into an Asset Purchase Agreement (the "Agreement") entered with The Mini-Cap Sector and acquired some of the assets of Equity Research, Inc., a Colorado corporation ("ERI"). ERI is a co-owner of The Mini-Cap Sector, which in turn, coined the phrase "mini-cap" stocks for companies with market capitalization under $50 million. Founded in August 1995 by Mr. James L. Budd and Mr. James P. Sprout, ERI has focused on the creation of profitable investment models founded by research of stock market inefficiencies. Since then, ERI has developed The Mini-Cap Sector to include proprietary trading models, proprietary research methodologies, published research on more than 100 companies, a mini-cap index, a mini-cap database, a financial consulting and investment banking service, and fully integrated websites that contain subscriber bases and access to research reports. Mr. Budd is the President and majority shareholder of ERI.

We acquired the above-named assets for a combination of cash, debt and stock. The Agreement provided that we would acquire ERI's and The Mini-Cap Sector's pre-existing business opportunities with mini-cap companies that include investment banking, management consulting and other contract opportunities with additional companies. We anticipate that these pre-existing business opportunities will help generate additional revenue and income.

Item 14. Controls and Procedures.
---------------------------------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on April 4, 2003.

                                 Maximum Dynamics, Inc.
                                 a Colorado corporation


                                 By:      /s/ Eric Majors
                                          ------------------------------------
                                          Eric Majors
                                 Its:     principal executive officer
                                          president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Eric Majors                                     April 4, 2003
         --------------------------------------------
         Eric Majors
Its:     principal executive officer
         president, secretary and a director


By:      /s/  Joshua Wolcott                                  April 4, 2003
         --------------------------------------------
         Joshua Wolcott
Its:     principal accounting officer
         treasurer and a director

CERTIFICATIONS

I, Eric Majors, certify that:

1. I have reviewed this annual report on Form 10-KSB of Maximum Dynamics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003



/s/ Eric Majors
-----------------------
Eric Majors
Chief Executive Officer

CERTIFICATIONS

I, Joshua Wolcott, certify that:

1. I have reviewed this annual report on Form 10-KSB of Maximum Dynamics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003



/s/ Joshua Wolcott
-----------------------
Joshua Wolcott
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Maximum Dynamics, Inc. a Colorado corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Eric R. Majors, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Eric R. Majors
--------------------------
Eric R. Majors
Chief Executive Officer
April 4, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Maximum Dynamics, Inc. a Colorado corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Joshua Wolcott, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Joshua Wolcott
--------------------------
Joshua Wolcott
Chief Financial Officer
April 4, 2003