Form 10QSB
period 2003-03-31
MAXIMUM DYNAMICS INC
filed 2003-05-20
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        -----------  ----------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                            84-1556886
--------                                                            ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado            80903
--------------------------------------------------------------------- ----------
(Address of principal executive offices)                              (Zip Code)

                                 (719) 338-7743
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 16, 2003 there were 33,615,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORM 10-QSB
1ST QUARTER

                              MAXIMUM DYNAMICS, INC


                                      INDEX

                                                                         Page
                                                                     ----------
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2003 (unaudited)......................3
     Condensed statements of operations, three months ended
        March 31, 2003 and 2002 (unaudited)...................................4
     Condensed statements of cash flows, three months ended
        March 31, 2003 and 2002 (unaudited)...................................5
     Notes to condensed financial statements (unaudited)......................6

                             MAXIMUM DYNAMICS, INC.
                            Condensed Balance Sheet
                                  (Unaudited)

                                 March 31, 2003

                                     Assets
Current assets:
    Cash...................................................     $         5,979
                                                                ----------------
                  Total current assets.....................               5,979

Property and equipment, net................................             110,283
Intangible assets, net.....................................           1,333,874
                                                                ----------------

                                                                $     1,450,136
                                                                ================

                       Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities...............     $        29,097
    Notes payable (Note D).................................             490,000
    Accounts payable and accrued liabilities...............              48,963
                                                                ---------------
                  Total current liabilities................             568,060
                                                                ---------------

Shareholders' equity (Note E):
    Preferred stock........................................                  --
    Common stock...........................................           1,723,250
    Additional paid-in capital.............................             416,750
    Retained deficit.......................................          (1,257,924)
                                                                ---------------

                  Total shareholder's equity...............             882,076
                                                                ---------------

                                                                $     1,450,136
                                                                ===============

            See accomanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                       Condensed Statements of Operations
                                  (unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                               -------------------------------------
                                                                     2003                2002
                                                               -----------------   -----------------

Service revenue..............................................  $          80,374   $          15,000
                                                               -----------------   -----------------

Operating expenses:
    Cost of revenue..........................................             36,171                  --
    Stock-based compensation (Note E):
       Employee services.....................................                 --                  --
       Consulting services...................................            127,250                  --
    Contributed services (Note B)............................             49,375              54,450
    Contributed rent.........................................                 --                 750
    Rent, other..............................................              5,800                  --
    Consulting, related parties..............................                 --               6,500
    Consulting, other........................................             98,471               7,954
    Professional fees........................................             19,348              12,077
    Depreciation and amortization............................            132,705               2,422
    Interest expense.........................................             48,963                  --
    Other general and administrative costs...................             44,943                 300
                                                               -----------------   -----------------

                    Total operating expenses.................            563,026              84,453
                                                               -----------------   -----------------

                    Loss before income taxes.................           (482,652)           (69,453)

Income tax provision (Note C)................................                 --                  --
                                                               -----------------   -----------------

                    Net loss.................................  $        (482,652)  $         (69,453)
                                                               =================   =================

Basic and diluted loss per share.............................  $           (0.02)  $           (0.00)
                                                               =================   =================

Weighted average common shares outstanding...................         29,373,333          22,675,000
                                                               =================   =================

             See accomanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                            2003                 2002
                                                                      ------------------   -----------------
                      Net cash used in
                         operating activities.....................    $        (129,758)   $        (21,519)
                                                                      ------------------   -----------------

Cash flows from investing activities:
    Purchases of equipment........................................               (2,076)             (5,067)
                                                                      ------------------   -----------------
                      Net cash used in
                         investing activities.....................               (2,076)             (5,067)
                                                                      ------------------   -----------------

Cash flows from financing activities:
    Working capital advances, net.................................                   --                (100)
    Proceeds from issuance of notes payable (Note D)..............              135,000
    Proceeds from sale of common stock............................                   --              40,000
                                                                      ------------------   -----------------
                      Net cash provided by
                         financing activities.....................              135,000              39,900
                                                                      ------------------   -----------------

                         Net change in cash.......................                3,166              13,314

Cash, beginning of period.........................................                2,813                  --
                                                                      ------------------   -----------------

Cash, end of period...............................................    $           5,979    $         13,314
                                                                      ==================   =================

Supplemental disclosure of cash flow information:
    Income taxes..................................................    $              --    $             --
                                                                      ==================   =================
    Interest......................................................    $              --    $             --
                                                                      ==================   =================

Non-cash financing activities:
    Common stock issued in exchange for
       offering costs.............................................    $              --    $         (5,000)
                                                                      ==================   =================


             See accomanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.

                     Notes to Condensed Financial Statements
                                    Unaudited

NOTE A:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2002, and should be read in conjunction with the notes thereto.

Management changed the manner in which it presents the Company's operating results and cash flows during the quarter ended March 31, 2003. Management no longer considers the Company in the development stage as defined by the FASB Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Companies". As a result, cumulative operating results and cash flow information are no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with the current practice.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Three officers contributed software programming, business development and administrative services to the Company during the three months ended March 31, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D:  NOTES PAYABLE

Notes payable consist of the following at March 31, 2003:

                             MAXIMUM DYNAMICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

Note payable to corporation, 8 percent interest rate,
     matures February 15, 2004, unsecured.........................$     282,000
Note payable to individual, 8 percent interest rate,
     matures February 15, 2004, unsecured.........................$      70,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$      25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$      25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$      25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$      35,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$      20,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...........................$       5,000
                                                                  -------------
                                                                  $     490,000
                                                                  =============

Interest expense totaled $48,963 for the three months ended March 31, 2003. Accrued interest payable on the promissory notes also totaled $48,963 at March 31, 2003.

NOTE E:  SHAREHOLDER'S EQUITY

During March 2003, the Company issued 5,090,000 shares of it's no par value common stock to unrelated third parties in exchange for software engineering, marketing and business development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.025 per share. Stock-based compensation expense of $127,250 was recognized in the accompanying condensed financial statements for the three months ended March 31, 2003.

Following is a schedule of changes in shareholders' deficit for the three months ended March 31, 2003:

                                                 Common stock           Additional
                                          ------------------------        Paid-In     Retained
                                            Shares          Amount        Capital      Deficit         Total
                                          ------------   ------------  ------------  ------------   ------------
Balance, January 1, 1003.................   28,525,000   $  1,596,000  $    367,375  $   (775,272)  $  1,188,103
March 2003, common stock issued
  in exchange for consulting services
  at $.025 per share.....................    5,090,000        127,250             -             -        127,250
Services contributed by officers.........            -              -        49,375             -         49,375
Net loss for the three months
  ended March 31, 2003...................            -              -             -      (482,562)      (482,652)
                                          ------------   ------------  ------------  ------------   ------------
                 Balance, March 31, 2003   33,615,000    $  1,723,250  $    416,750  $ (1,257,924)  $    882,076

NOTE F: Subsequent event

During April 2003, the Company received proceeds of $30,000 in exchange for a promissiory note payable to an individual. The note carries a 200 perent interest rate, matures on September 30, 2003, and is unsecured.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $5,979 as of March 31, 2003. Our total current assets were also $5,979 as of March 31, 2003. We also had $27,000 in receivables that are not recorded due to uncertainty of collections. Our total assets were $1,450,136 as of March 31, 2003, of which $110,283 was represented by property and equipment. We also had license rights of approximately $1,333,874. Additionally, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $568,060 as of March 31, 2003. Accounts payable and accrued liabilities represented $78,060 of our total liabilities, and $490,000 in notes payable. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2003, COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2002.

REVENUES. We have realized revenues of approximately $80,374 from services that we provided during the three months ended March 31, 2003. This is in comparison to revenues of $15,000 that we generated during the three month period ended March 31, 2002. We experienced an increase in revenues because we have increased our client base.

OPERATING EXPENSES. For the three months ended March 31, 2003, our total expenses were approximately $563,026. Our cost of generating revenue was $36,171. Our operating expenses were also represented by $127,250 in stock based compensation for consulting services, $49,375 in contributed services, $5,800 for rent, $98,471 for consulting fees, $19,348 for professional fees, and $132,705 for depreciation and amortization, $48,963 in interest expense and $44,943 in other general and administrative costs. We experienced a net loss of $482,652 for the three month period ended March 31, 2003.

This is in comparison to the three month period ended March 31, 2002, where we experienced a net loss of $69,453. During the period ended March 31, 2002, our total expenses were $84,453. Of this amount, $54,450 was represented by contributed services, $6,500 in consulting fees paid to related parties, $7,954 in other consulting expenses, $12,077 in professional fees, along with $750 in contributed rent and $2,422 in depreciation and amortization and $300 in general and other administrative expenses. The increase for the period ended March 31, 2003 was primarily due to increased consulting expenses, depreciation and amortization, and general and administrative costs that we incurred during that quarter.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $80,374 in revenues during the quarter ended March 31, 2003, and had $5,979 in cash as of that date. We believe that we will have sufficient financial resources to meet our obligations for the twelve month period following March 31, 2003, because our officers are committed to paying our expenses at least through that period. We will not compensate our management until such time as our revenues have increased to a level that will accommodate paying their salaries.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. Our most important milestone over the next twelve months will be securing additional customer agreements, which our management believes would generate approximately $500,000 in revenues and would be sufficient to cover our operating costs for our fiscal year 2003. If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. If we are unsuccessful in obtaining further financing, we could be unable to continue operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

During March 2003, we issued 5,090,000 shares of our no par value common stock to unrelated third parties in exchange for software engineering, marketing and business development services. The shares issued in the transaction were valued based on the market value of our common stock on the transaction date, or $.025 per share. The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 16, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ============================================== ================================ =================
Title of Class              Name and Address of Beneficial Owner            Amount and Nature of        Percent of Class
                                                                              Beneficial Owner
----------------------- ---------------------------------------------- -------------------------------- -----------------
                        Eric Majors                                           6,250,000 shares
Common Stock            P.O. Box 7812                                    president, chief executive          18.6%
                        Colorado Springs, CO 80933                            officer, director
----------------------- ---------------------------------------------- -------------------------------- -----------------
                        Joshua Wolcott (2)                                    3,900,000 shares
Common Stock            PO Box 101705                                     chief financial officer,           11.6%
                        Denver, CO  80210                                         director
----------------------- ---------------------------------------------- -------------------------------- -----------------
                        Paul Stabnow                                           750,000 shares
Common Stock            PO Box 713                                        chief technical officer,            2.2%
                        Green Mountain Falls, CO  80819                           director
----------------------- ---------------------------------------------- -------------------------------- -----------------
                        James Budd                                            3,185,000 shares
Common Stock            2 North Cascade Ave., Suite 1100                          employee                   11.3%
                        Colorado Springs, CO 80903
----------------------- ---------------------------------------------- -------------------------------- -----------------
                        Barrington Gap, Inc. (2)
Common Stock            2 North Cascade Ave., Suite 1100                      2,650,000 shares                7.5%
                        Colorado Springs, CO 80903
----------------------- ---------------------------------------------- -------------------------------- -----------------

Common Stock            All Officers & Directors                              10,900,000 shares              32.4%
                        as a group
======================= ============================================== ================================ =================

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

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on May 16, 2003.


Maximum Dynamics, Inc.


By:      /s/   Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         President, Secretary, and a director

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

Date: May 16, 2003

/s/ Eric R. Majors
----------------------
Eric R. Majors
Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Joshua Wolcott, certify that:

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

Date: May 16, 2003

/s/ Joshua Wolcott
----------------------
Joshua Wolcott
Chief Financial Officer