Form 10QSB
period 2003-06-30
MAXIMUM DYNAMICS INC
filed 2003-08-19
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       ------------ -----------

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

                                 (719) 381-1728
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2003 there were 33,615,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             MAXIMUM DYNAMICS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                  JUNE 30, 2003

                                     ASSETS
Current assets:
    Cash....................................................     $        1,773
    Accounts receivable.....................................             22,520
                                                                 --------------
                  Total current assets......................             24,293

Property and equipment, net.................................             99,829
Intangible assets, net......................................          1,211,458
                                                                 --------------

                                                                 $    1,335,580
                                                                 ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities...................  $       27,078
    Notes payable (Note D)..................................            500,000
    Accounts payable and accrued liabilities................            215,961
                                                                 --------------
                  Total current liabilities.................            743,039
                                                                 --------------

Shareholders' equity (Note E):
    Preferred stock.........................................
    Common stock............................................          1,723,250
    Additional paid-in capital..............................            477,100
    Retained deficit........................................         (1,607,809)
                                                                 --------------

                  Total shareholder's equity................            592,541
                                                                 --------------

                                                                 $    1,335,580
                                                                 ==============

                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        ---------------------------------  ---------------------------------
                                                             2003              2002             2003              2002
                                                        ---------------   ---------------  ---------------   ---------------
Service revenue.....................................    $       37,599    $       13,000   $      117,973    $       28,000
                                                        ---------------   ---------------  ---------------   ---------------

Operating expenses:
    Cost of revenue.................................             2,486               ---           38,657               ---
    Stock-based compensation (Note E):
       Employee services............................               ---               ---              ---               ---
       Consulting services..........................               ---               ---          127,250               ---
    Contributed services (Note B)...................            60,350            56,075          109,725           110,525
    Contributed rent................................               ---               ---              ---               750
    Rent, other.....................................             2,393             3,500            8,193             3,500
    Consulting, related parties.....................               ---            11,100              ---            17,600
    Consulting, other...............................             1,500            10,131           99,971            18,085
    Professional fees...............................             5,784             1,450           25,132            13,527
    Depreciation and amortization...................           132,870             2,423          265,575             4,845
    Interest expense................................           166,998               ---          215,961               ---
    Other general and administrative costs..........            15,103             9,000           60,046             9,300
                                                        ---------------   ---------------  ---------------   ---------------

                  Total operating expenses..........           387,484            93,679          950,510           178,132
                                                        ---------------   ---------------  ---------------   ---------------

                  Loss before income taxes..........          (349,885)          (80,679)        (832,537)         (150,132)

Income tax provision (Note C).......................               ---               ---              ---               ---
                                                        ---------------   ---------------  ---------------   ---------------

                  Net loss..........................    $     (349,885)   $      (80,679)  $     (832,537)   $     (150,132)
                                                        ===============   ===============  ===============   ===============

Basic and diluted loss per share....................    $        (0.01)   $        (0.01)  $        (0.03)   $        (0.02)
                                                        ===============   ===============  ===============   ===============

Weighted average common shares outstanding..........        33,615,000         9,550,000       31,494,167         9,475,000
                                                        ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements

                             MAXIMUM DYNAMICS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                      --------------------------------------
                                                                            2003                 2002
                                                                      ------------------   -----------------
                      Net cash used in
                         operating activities.....................    $        (143,964)   $        (33,262)
                                                                      ------------------   -----------------

Cash flows from investing activities:
    Purchases of equipment........................................               (2,076)             (5,067)
                                                                      ------------------   -----------------
                      Net cash used in
                         investing activities.....................               (2,076)             (5,067)
                                                                      ------------------   -----------------

Cash flows from financing activities:
    Working capital advances, net.................................                  ---                (100)
    Proceeds from issuance of notes payable (Note D)..............              165,000                 ---
    Repayment of notes payable (Note D)...........................              (20,000)                ---
    Proceeds from sale of common stock............................                  ---              40,000
                                                                      ------------------   -----------------
                      Net cash provided by
                         financing activities.....................              145,000              39,900
                                                                      ------------------   -----------------

                         Net change in cash.......................               (1,040)              1,571

Cash, beginning of period.........................................                2,813
                                                                      ------------------   -----------------

Cash, end of period...............................................    $           1,773    $          1,571
                                                                      ==================   =================

Supplemental disclosure of cash flow information:
    Income taxes..................................................    $             ---    $           ---
                                                                      ==================   =================
    Interest......................................................    $             ---    $           ---
                                                                      ==================   =================

Non-cash financing activities:
    Common stock issued in exchange for
       offering costs.............................................    $             ---    $          5,000
                                                                      ==================   =================




                 See accompanying notes to financial statements

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

Management changed the manner in which it presents the Company's operating results and cash flows during the period ended June 30, 2003. Management no longer considers the Company in the development stage as defined by the FASB Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Companies". As a result, cumulative operating results and cash flow information are no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with the current practice.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Three officers contributed software programming, business development and administrative services to the Company during the six months ended June 30, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D:  NOTES PAYABLE

Notes payable consist of the following at June 30, 2003:

                             MAXIMUM DYNAMICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


Note payable to corporation, 8 percent interest rate,
     matures February 15, 2004, unsecured...........................$   285,000
Note payable to individual, 8 percent interest rate,
     matures February 15, 2004, unsecured............................    50,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................    25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................    25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................    25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................    35,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................    20,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured..............................     5,000
Note payable to individual, 200 percent interest rate,
     matures September 30, 2003, unsecured...........................    30,000
                                                                    -----------
                                                                    $   500,000
                                                                    ===========


Interest expense totaled $215,961 for the six months ended June 30, 2003. Accrued interest payable on the promissory notes also totaled $215,961 at June 30, 2003.

NOTE E:  SHAREHOLDER'S EQUITY

During March 2003, the Company issued 5,090,000 shares of it's no par value common stock to unrelated third parties in exchange for software engineering, marketing and business development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.025 per share. Stock-based compensation expense of $127,250 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2003.

Following is a schedule of changes in shareholders' deficit for the six months ended June 30, 2003:

                                                   Common stock            Additional
                                         -------------------------------    Paid-In        Retained
                                             Shares          Amount         Capital         Deficit          Total
                                         --------------- --------------- -------------- ---------------- ---------------
Balance, January 1, 2003..................   28,525,000   $   1,596,000   $    367,375   $     (775,272)  $   1,188,103
March 2003, common stock issued
    in exchange for consulting services
    at $.025 per share....................    5,090,000         127,250              -                -         127,250
Services contributed by officers..........            -               -        109,725                -         109,725
Net loss for the three months
    ended March 31, 2003..................            -               -              -         (832,537)       (832,537)
                                         --------------- --------------- -------------- ---------------- ---------------
                 Balance, March 31, 2003     33,615,000  $    1,723,250   $    477,100   $   (1,617,809)  $     592,541
                                         =============== =============== ============== ================ ===============

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

Datalus is web-based software for fund managers that we believe offers fund managers six critical value propositions: lower overhead, computation and tracking, and security/control. First, we believe that Datalus will significantly reduce overhead by generating statements instantly as opposed to paying accountants for generating statements for one to two months at a time. We believe that the system has the capability to compute the statements and calculate the assets, along with redemptions and any compensation to sponsors and/or agents. We believe our web-based software will also provide our customers on-line access to their accounts 24 hours, seven days a week. Lastly, the software has numerous security features built into it. Therefore, we expect that use of our software will enable fund managers to outsource their entire client side management by allowing a third party administrator to access their records for administration purposes while still maintaining control and security.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $1,773 and accounts receivable of $22,520 as of June 30, 2003. Our total current assets were $24,293 as of June 30, 2003. Our total assets were $1,335,580 as of June 30, 2003, of which $99,829 was represented by property and equipment. We also had license rights of approximately $1,211,458. Additionally, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $743,039 as of June 30, 2003. Accounts payable and accrued liabilities represented $27,078 of our total liabilities, and we had $500,000 in notes payable and $215,961 in accrued interest payable. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

REVENUES. We have realized revenues of approximately $37,599 from services that we provided during the three months ended June 30, 2003. This is in comparison to revenues of $13,000 that we generated during the three month period ended June 30, 2002. We experienced an increase in revenues because we were able to collect on accounts receivable from our hedge fund administration operations that had been written off. Our revenues were lower than expected for the second quarter due to the time and resources that were diverted to set up our operations in Cape Town, South Africa. Our management believed that it was imperative to get these operations up and running as the majority of any revenues we anticipate that we will be able to generate will be from activities performed there. We also spent most of the month of June forming strategic partnerships which we hope will enable us to build out our infrastructure. One of these partnerships resulted in an acquisition of Unilogic Solutions, Ltd. as a majority owned subsidiary. Please refer to the discussion of this transaction in Item 5. Other Information.

OPERATING EXPENSES. For the three months ended June 30, 2003, our total expenses were approximately $387,484. Our cost of generating revenue was $2,486. Our operating expenses were also represented by $60,350 in contributed services, $2,393 for rent, $1,500 for consulting fees and $5,784 for professional fees, and $132,870 for depreciation and amortization, $166,998 in interest expense and $15,103 in other general and administrative costs. We experienced a net loss of $349,885 for the three month period ended June 30, 2003.

This is in comparison to the three month period ended June 30, 2002, where we experienced a net loss of $80,679. During the period ended June 30, 2002, our total expenses were $938,679. Of this amount, $56,075 was represented by contributed services, $3,500 in rent, $11,100 in consulting fees paid to related parties, $10,131 in other consulting expenses, $1,450 in professional fees and $2,423 in depreciation and amortization and $9,000 in general and other administrative expenses. The increase for the period ended June 30, 2003 was primarily due to increased levels of operations, resulting in consulting expenses, depreciation and amortization that we incurred during that quarter as compared to the same period ended June 30, 2002.

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.

REVENUES. We have realized revenues of approximately $117,973 from services that we provided during the six months ended June 30, 2003. This is in comparison to revenues of $28,000 that we generated during the six month period ended June 30, 2002. We experienced an increase in revenues because we were able to collect on accounts receivable from our hedge fund administration operations that had been written off. Our revenues were lower than expected for the second quarter due to the time and resources that were diverted to set up our operations in Cape Town, South Africa as discussed above

OPERATING EXPENSES. For the six months ended June 30, 2003, our total expenses were approximately $950,510. Our cost of generating revenue was $38,657. Our operating expenses were also represented by $127,250 in stock based compensation for consulting services, $109,725 in contributed services, $8,193 for rent, $99,971 for consulting fees, $25,132 for professional fees, and $265,575 for depreciation and amortization, $215,961 in interest expense and $60,046 in other general and administrative costs. We experienced a net loss of $832,537 for the six month period ended June 30, 2003.

This is in comparison to the six month period ended June 30, 2002, where we experienced a net loss of $150,132. During the period ended June 30, 2002, our total expenses were $178,132. Of this amount, $110,525 was represented by contributed services, $750 in contributed rent, $3,500 in rent, $17,600 in consulting fees paid to related parties, $18,085 in other consulting expenses, $13,527 in professional fees, $4,845 in depreciation and amortization and $9,300 in general and other administrative expenses. The increase for the period ended June 30, 2003 was primarily due to increased operations and the expansion of our operations to Cape Town, South Africa, both of which resulted in increased consulting expenses, depreciation and amortization, and general and administrative costs that we incurred during that quarter.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $37,599 in revenues during the quarter ended June 30, 2003, and had $1,773 in cash and $22,520 in accounts receivable as of that date. We believe that we will be able to collect those accounts receivable in a timely fashion and that that we will have sufficient financial resources to meet our obligations for the twelve month period following June 30, 2003. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. Our most important milestone over the next twelve months will be securing additional customer agreements, which our management believes would generate approximately $250,000 in revenues and would be sufficient to cover our operating costs for our fiscal year 2003. Management believes that the potential acquisition of Unilogic Solutions, Ltd. will provide for increased infrastructure and technical abilities to perform on contracts and to secure additional contracts. Unilogic Solutions, Ltd. also has started utilizing the experience of our CEO, Eric Majors, to bid for contracts in its business. As a result, management believes that meeting this milestone by year-end is possible. There can be no assurance, however, that we will meet this milestone, secure customers or generate any revenues.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

From mid-May through June 30, 2003, we were engaged in forming strategic partnerships with accounting groups, legal firms, technology companies and other entities engaged in the fund administration industry. During this process, our management met and began discussions with Unilogic Solutions, Ltd. ("Unilogic") regarding the formation of a joint venture. As discussions continued and technological reviews of respective software were conducted, both companies became interested in pursuing the possibility of an acquisition.

Our management believes there are several opportunities that could result from this possible acquisition. Our management has been aware that our fund administration software, Datalus, is applicable to other businesses such as human resource management, insurance claims processing, corporate procurement, employee labor relations, debt management, contracts management and loan application process management. With limited resources, however, we were required to focus on our core business and were not able to pursue these other potential markets.

However, Unilogic has developed a similar software system that is already targeting businesses in these other industries and has secured customer accounts with Old Mutual, The Laser Transport Group, Imperial Group, Unigrain, Cape Crating, and Breco. In addition, the founders of Unilogic have established sales distribution channels and relationships with several accounts as a result of the previous company they founded and sold, Expressed Solutions Ltd. These relationships have resulted in Unilogic receiving requests for proposals from Shell, Mobil, Engen Petroleum, MUA Insurance, Greyhound Bus, Volkswagen and the South African government.

By acquiring an ownership interest in Unilogic, we believe that our management team can utilize its experience and relationships with Intel, MCI-WorldCom, Catalina Research and other established companies to help Unilogic to penetrate the U.S. market with its products, and that Unilogic can provide us with technological infrastructure focused on enhancing Datalus and our service offering.

These discussions resulted in a verbal agreement to proceed on June 20, 2003. The two companies began conducting due diligence and technical assessments. On August 5, 2003, the two companies signed a letter of intent in which we would acquire fifty one percent (51%) of Unilogic. The transaction is pending final due diligence to be completed by both companies. Reference is made to the report on Form 8-K filed on August 6, 2003 announcing our letter of intent to acquire a majority ownership in Unilogic.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on August 18, 2003.

Maximum Dynamics, Inc.


By:      /s/  Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         President, Secretary, and a director

CERTIFICATIONS
--------------

I, Eric R. Majors, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Maximum Dynamics, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. Theregistrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. Theregistrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 18, 2003

/s/ Eric R. Majors
----------------------
Eric R. Majors
Chief Executive Officer

CERTIFICATIONS

I, Joshua Wolcott, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Maximum Dynamics, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. Theregistrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

               (c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. Theregistrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 18, 2003

/s/ Joshua Wolcott
----------------------
Joshua Wolcott
Chief Financial Officer