Form 10QSB
period 2003-09-30
MAXIMUM DYNAMICS INC
filed 2003-11-21
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  ------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)
Colorado                                                              84-1556886
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado             80903
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (719) 381-1728
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 20, 2003 there were 53,085,000 shares of the issuer's no par value common stock issued and outstanding.

                           Maximum Dynamics, Inc.
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                               September 30, 2003

                                     Assets
Current assets:
    Cash.......................................................$        4,819
    Accounts receivable........................................        36,000
    Employee advances..........................................        13,030
                                                               --------------

                  Total current assets.........................        53,849

Property and equipment, net....................................       109,306
Intangible assets:
    Goodwill (Note F)..........................................       156,281
    Intellectual property, net.................................     1,071,708
    License rights, net........................................        17,333
                                                               --------------


                                                               $    1,408,477
                                                               ==============


                      Liabilities and Shareholders' Equity


Current liabilities:
    Accounts payable and accrued liabilities...................$       34,487
    Notes payable (Note D).....................................       450,000
    Accrued interest (Note D)..................................       344,250
                                                               --------------

                  Total current liabilities....................       828,737
                                                               --------------


Minority interest..............................................        45,286
                                                               --------------

Shareholders' equity (Note E):
    Preferred stock............................................            --
    Common stock...............................................     1,933,860
    Additional paid-in capital.................................       573,225
    Retained deficit...........................................    (1,972,631
                                                               --------------


                  Total shareholder's equity...................       534,454

                                                               --------------

                                                               $    1,408,477
                                                               ==============

                             Maximum Dynamics, Inc.
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                     -------------------------------      -------------------------------

                                                          2003              2002               2003              2002
                                                     --------------    -------------      --------------    -------------


Service revenue......................................$      47,100     $          --      $      155,553    $      28,000
                                                     -------------     -------------      --------------    -------------

Operating expenses:
    Cost of revenue...................................          500               --              39,157               --
    Stock-based compensation (Note E):
       Employee services..............................           --               --              58,200               --
       Consulting services............................       20,410               --             147,660               --
    Contributed services (Note B).....................       96,125           28,750             205,850          139,275
    Contributed rent..................................           --              750                 --            1,500
    Rent, other.......................................        5,000               --              13,193            3,500
    Consulting, related parties.......................           --               --                  --           17,600
    Consulting, other.................................           --               --              99,971           18,085
    Professional fees.................................        9,766            5,752              34,898           19,279
    Marketing.........................................           --               --                  --            9,000
    Depreciation and amortization.....................      132,869            2,422             398,444            7,267
    Gain on forgiveness of debt Note D)...............      (50,000)              --             (50,000)              --
    Interest expense (Note D).........................      128,289               --             344,250               --
    Other general and administrative costs............          704              500              60,750              800
                                                     --------------    -------------      --------------    -------------

                  Total operating expenses............      343,663           38,174           1,352,373          216,306
                                                     --------------    -------------      --------------    -------------


                  Loss before minority interest.......     (296,563)         (38,174)         (1,196,820)        (188,306)

Minority interest share of net (income)/loss..........         (539)              --                (539)              --
                                                     --------------    -------------      --------------    -------------


                  Loss before income taxes............     (297,102)         (38,174)         (1,197,359)        (188,306)

Income tax provision (Note C).........................           --               --                  --               --
                                                     --------------    -------------      --------------   --------------


                  Net loss.......................... $     (297,102)   $     (38,174)     $   (1,197,359)  $     (188,306)
                                                     ==============    =============      ==============   ==============


Basic and diluted loss per share................... $         (0.01)   $       (0.00)     $        (0.04)  $      (0.02)
                                                     ==============    =============      ==============   ==============


Weighted average common shares outstanding\              37,526,667        9,550,000          32,213,667        9,550,000
                                                     ==============    =============      ==============   ==============

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


        Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE A:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2002, and should be read in conjunction with the notes thereto.

Management changed the manner in which it presents the Company's operating results and cash flows during 2003. Management no longer considers the Company in the development stage as defined by the FASB Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Companies". As a result, cumulative operating results and cash flow information are no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with the current practice.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE B:  RELATED PARTY TRANSACTIONS

Three officers contributed software programming, business development and administrative services to the Company during the nine months ended September 30, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

NOTE C:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE D:  NOTES PAYABLE

During the nine months ended September 30, 2003, the holder of a $70,000 promissory note due from the Company agreed to accept payment of $20,000 and forgive the balance of the debt. The $50,000 forgiveness of debt is included in the accompanying consolidated condensed financial statements as gain on forgiveness of debt.

Notes payable consist of the following at September 30, 2003:

Note payable to corporation, 8 percent interest rate,
     matures February 15, 2004, unsecured..............  $        285,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured...............             25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured................            25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured................            25,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured................            35,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured................            20,000
Note payable to individual, 200 percent interest rate,
     matures August 31, 2003, unsecured................             5,000
Note payable to individual, 200 percent interest rate,
     matures September 30, 2003, unsecured.............            30,000
                                                         -----------------
                                                         $        450,000
                                                         =================


Interest expense totaled $344,250 for the nine months ended September 30, 2003. Accrued interest payable on the promissory notes also totaled $344,250 at September 30, 2003.

NOTE E:  SHAREHOLDER'S EQUITY

During March 2003, the Company issued 5,090,000 shares of it's no par value common stock to unrelated third parties in exchange for software engineering, marketing and business development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.025 per share. Stock-based compensation expense of $127,250 was recognized in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2003.

During August 2003, the Company issued 4,850,000 shares of it's no par value common stock to its officers and employees as payment for salaries. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.012 per share. Stock-based compensation expense of $58,200 was recognized in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2003.

During August 2003, the Company issued 650,000 shares of it's no par value common stock to unrelated third parties in exchange for technology development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.012 per share. Stock-based compensation expense of $7,800 was recognized in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2003.

During September 2003, the Company issued 970,000 shares of it's no par value common stock to unrelated third parties in exchange for public relations, sales and marketing, and business and technology development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.013 per share. Stock-based compensation expense of $12,610 was recognized in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2003.

During September 2003, the Company issued 6,000,000 shares of its restricted common stock to acquire a 51 percent interest in Unilogic Solutions, (Pty), Ltd. (see Note F).

Following is a schedule of changes in shareholders' deficit for the nine months ended September 30, 2003:


                                                    Common Stock            Additional
                                         --------------------------------    Paid-In          Retained
                                             Shares          Amount          Capital          Deficit           Total
                                         -------------------------------- --------------- ---------------- ----------------
Balance, January 1, 2003.................     28,525,000     $ 1,596,000   $     367,375   $     (775,272)  $    1,188,103
March 2003, common stock issued in
    exchange for consulting services.....      5,090,000         127,250               -                -          127,250
August 2003, common stock issued as
    salary to officers and employees......     4,850,000          58,200               -                -           58,200
August 2003, common stock issued in
    exchange for consulting services......       650,000           7,800               -                -            7,800
September 2003, common stock issued
    in exchange for consulting services...       970,000          12,610               -                -           12,610
September 2003, common stock issued
    as part of Unilogic agreement.........     6,000,000         132,000               -                -          132,000
Services contributed by officers..........             -               -         205,850                -          205,850
Net loss for the nine months
    ended September 30, 2003..............             -               -               -       (1,249,859)      (1,249,859)
                                         -------------------------------- --------------- ---------------- ----------------
             Balance, September 30, 2003      46,085,000     $ 1,933,860   $     573,225   $   (2,025,131)       $ 481,954
                                         ================================ =============== ================ ================


NOTE F:  ACQUISITION AGREEMENT

On September 24, 2003, the Company entered into an Acquisition Agreement (the "Agreement") with Unilogic Solutions, (Pty), Ltd. ("Unilogic"), a South African company. Under the Agreement, the Company acquired 51 percent of the issued and outstanding common stock of Unilogic for $204,000, of which $132,000 was paid with 6,000,000 shares of the Company's restricted common stock and the remaining $72,000 to be paid in equal installments over a 12-month period commencing October 31, 2003.

Unilogic has developed a suite of electronic content management and business workflow software applications that overlap in functionality with the Company's software systems. The acquisition was completed so that the companies could enhance their respective software applications and leverage each other to tackle other markets for which the software applications can solve critical business problems.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. The transaction was valued at the fair value of the net assets received from Unilogic. At September 24, 2003, the Board of Directors determined in good faith that the fair value of the net assets of Unilogic was $93,566. Therefore, the Company's 51 percent acquisition of those assets was valued at $47,719. The remaining acquisition price of $156,281 ($204,000 less $47,719) has been recorded as goodwill in the accompanying consolidated condensed financial statements.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the period benefited (generally three years), are no longer amortized to earnings but instead are subject to periodic testing for impairment. There was no impairment recognized against the Company's goodwill as of September 30, 2003.

The results of operations of Unilogic are included in the accompanying consolidated condensed financials statements for the period from September 24, 2003 through September 30, 2003.

The following unaudited pro forma condensed statements of operations give effect to the Unilogic acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma condensed statements of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

         PRO FORMA CONDENSED STATEMENT OF OPERATIONS For the Nine Months
                       Ended September 30, 2003 (Maximum)
            For the Seven Months Ended September 30, 2003 (Unilogic)
                                    Unaudited

                                                                                                    Pro Forma
                                                       Maximum         Unilogic      --------------------------------------
                                                       Dynamics        Solutions      Adjustments             Combined
                                                    ---------------- --------------- --------------       -----------------
Sales...............................................$        154,453        $.30,787 $            -       $        185,240
Cost of sales.......................................         (39,157)              -              -                (39,157)
Operating expenses.................................       (1,018,966)        (20,323)             -             (1,039,289)
Non-operating expenses..............................        (346,750)              -              -               (346,750)
                                                    ---------------- --------------- --------------       -----------------

Net loss............................................$     (1,250,420)$        10,464 $            -       $     (1,239,956)
                                                    ================ =============== ==============       =================

Net loss per share - basic and
diluted.............................................$         (0.04) $        104.64 $      (104.63)   A  $          (0.03)
                                                    ================ ===============                      =================
Basic and diluted common shares
   outstanding......................................     32,213,667             100.      5,999,900    A        38,213,667
                                                    ================ ===============                      =================



Pro forma adjustments - 2003 Statement of Operations

A. Increase issued and outstanding common shares for 6,000,000 shares issued under the terms of the Agreement.



         PRO FORMA CONDENSED STATEMENT OF OPERATIONS For the Year Ended
                           December 31, 2002 (Maximum)
                 For the Year Ended February 28, 2003 (Unilogic)
                                    Unaudited


                                                                                             Pro Forma
                                                       Maximum         Unilogic     --------------------------------------
                                                       Dynamics       Solutions      Adjustments             Combined
                                                    --------------- --------------- --------------       -----------------
Sales...............................................$        95,300 $        50,529.$            -       $         145,829
Cost of sales.......................................              -          (6,538)             -                 (6,538)
Operating expenses..................................       (542,933)        (34,233)             -               (577,166)
Non-operating expenses..............................         (1,872)              -.             -                 (1,872)
                                                    --------------- --------------- --------------       -----------------
Net income (loss)...................................$      (449,505)$         9,758.$            -       $       (439,747)
                                                    =============== =============== ==============       =================

Net loss per share - basic and
diluted.............................................$         (0.02)$         97.58.$      (97.57) A     $          (0.01)
                                                    =============== ===============                      =================
Basic and diluted common shares
   outstanding......................................     24,104,487             100     5,999,900  A           30,104,487
                                                    =============== ===============                      =================



Pro forma adjustments - 2002 Statement of Operations

A. Increase issued and outstanding common shares for 6,000,000 shares issued under the terms of the Agreement.

The unaudited pro forma condensed financial information does not show any adjustments for a change in the income tax benefit as the total pro forma benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

NOTE G:  SUBSEQUENT EVENTS

On October 27, 2003, the Company acquired the exclusive rights to distribute all financial and communications hardware and electronics solutions of Hong Kong based M.POS Holding Limited into the continent of Africa. The Company also has the first right of refusal for the exclusive distribution rights into the United States and Mexico. The Company acquired the rights in exchange for 1,000,000 shares of its restricted common stock.

On October 31, 2003, the Company agreed to acquire a 40 percent interest of Maseco Systems Integrators (Pty), Ltd. (Maseco), a South African proprietary limited company. Maseco is a technology integration and infrastructure support company with strong IT solutions, ERP implementation projects and systems integration capabilities. Under the agreement, the Company acquired the 40 percent interest in Maseco in exchange for 6,000,000 shares of the Company's restricted common stock.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

OUR BUSINESS. We are a development stage company and were incorporated in Colorado on August 23, 2000. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., or Europa, a non-U.S. technology company in exchange for 2,000,000 shares of Common Stock as an upfront payment for the five-year exclusive license of the software system. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus.

Datalus is web-based business process management software tool designed specifically for fund managers that we believe offers fund managers six critical value propositions: lower overhead, computation and tracking, and security/control. First, we believe that Datalus will significantly reduce overhead by generating statements instantly as opposed to paying accountants for generating statements for one to two months at a time. We believe that the system has the capability to compute the statements and calculate the assets, along with redemptions and any compensation to sponsors and/or agents. We believe our web-based software will also provide our customers on-line access to their accounts 24 hours, seven days a week. Lastly, the software has numerous security features built into it. Therefore, we expect that use of our software will enable fund managers to outsource their entire client side management by allowing a third party administrator to access their records for administration purposes while still maintaining control and security.

In April 2003, we moved our main operations center to Cape Town, South Africa, which became operational in September 2003. The operations center in Cape Town was established to service customers and to provide accounting, back office administration, client side support and call center services. In order to bring the operations on-line, we turned to strategic partnerships, joint ventures and acquisitions to build out our infrastructure. Our first partnership was formed with Unilogic Solutions (Pty), Ltd. (www.unilogic.co.za) in June 2003. Unilogic has developed a suite of electronic document management systems (EDMS) and business workflow software applications that overlap in functionality with Maximum's software system Datalus. These software applications target other markets not currently being addressed by Datalus, such as human resource management, insurance claims processing, corporate procurement and supply chain management, employee labor relations, debt management, contracts management and loan application process management.

We decided to acquire Unilogic so that we could have ownership of the intellectual property and software applications as well as to be able to pursue some of these other markets not being addressed by us. As such, we acquired 51% of Unilogic on September 18, 2003 in exchange for $72,000 in cash (payable over 12 months) and 6,000,000 shares of restricted common stock. We have positioned Unilogic to focus on providing customized technology solutions using its business process management, workflow automation and EDMS systems to companies in Africa, the United States, Europe and Asia.

From July through October 2003, we have focused primarily on securing contracts for Unilogic's technology solutions because of Unilogic's pre-existing client base that includes companies such as Old Mutual, Laser Transport Group, Bidvest Group (Visual Information Systems), Expressed Solutions and the Angolan Government. Through November 15, 2003, Unilogic has fifteen proposals under consideration by potential customers. In our estimation, these proposals are mostly multi-year contracts worth between $100,000 and $500,000 per year. Unilogic has two contracts that have been approved by the customer's management subject to technical reviews, which means that the contract will be approved if the customer's technical team approves of the technology solution. Unilogic has also been short-listed on seven proposals, which means that it is one of no more than three companies being considered. Unilogic has been invited to give follow-up presentations for the remaining six contracts. Including the fifteen proposals that are under consideration, Unilogic has presented to twenty-five potential customers. Of the ten proposals not currently under consideration, we believe at least could be reviewed at some point in 2004.

Due to corporate governance requirements in South Africa, the size and scope of these contracts require extensive review by potential customers. Therefore, there is a significant lead time from the presentation of a proposal to the actual securing of a customer contract. However, we believe that Unilogic is well positioned because its bids on these contracts were received in advance of most company budget cut-off dates, which is typically November, due to a February year end for most companies in South Africa. While management believes that Unilogic should close at least one contract before year end and several in the first quarter of 2004, there can be no assurance that any of these contracts will be secured.

In September 2003, we formalized a strategic partnership with RHT Management Services (CC) (www.rhtselect.com), an accounting and financial consulting company. We believe that this partnership will allow us to triple our capacity for accounting services and customer statement generation for fund administration customers. In our estimation, this partnership has also been invaluable for us because RHT has helped us to navigate the financial regulations and requirements in South Africa.

In September 2003, we were introduced to a Hong Kong based company called M.POS Holdings Limited (http://www.mpos.net), which provides mobile commerce solutions, through one of the consultants we engaged for business development. M.POS provides mobile commerce services and products in the People's Republic of China and Hong Kong. Their flagship product is the M.POS2002, which is a wireless point of sale terminal designed to allow merchants to accept payments by means of debit or credit cards in any location. We believe that M.POS2002 is capable of processing magnetic cards or smart card payments in real time from any location and that the terminal can also capture and transmit data for corporate applications, make voice calls and even offer fingerprint verification. It has messaging capabilities that include sending, receiving and printing short message services (SMS), sending and receiving email messages, and instant text messages. As a result, in our estimation, merchants now are no longer constrained to the location of their telephone lines, nor the narrow services on offer from their traditional electronic funds transfer (EFT) POS terminals. Our management believes that this highly portable device is perfectly suited to drive payment acceptance, prepaid voucher sales, inventory tracking and a host of other applications.

After consulting our partners, value added resellers, and Unilogic, we acquired the exclusive rights to distribute M.POS' communications hardware and electronics solutions into the continent of Africa with a right of first refusal for the exclusive distribution rights into the United States and Mexico. As part of the agreement with M.POS, we now have office space and sharing of human resources in Hong Kong and Beijing, China. We signed the agreement on October 17, 2003 in exchange for 1,000,000 shares of restricted common stock.

We decided to secure these exclusive rights because many of Unilogic's customers and contacts as well as the customers and contacts of our partners are extremely interested in the M.POS products. Our management believes that the M.POS2002 fits nicely into our product and service offering in the banking, supply chain management, mobile commerce and procurement industries that we target through Unilogic and our partners. We have already begun the process of getting the M.POS2002 certified for the banking system in South Africa, which must take place before the device can interface with the banking gateways in South Africa. We believe that the device can be sold to sell cellular air time, power and other voucher related products in the meantime. Several companies positioned in the cellular market are partnering with us to assist with pushing the device into the market where vendors can use it to sell air time. These companies have helped us to meet with several cellular companies, two of whom have expressed interest in enabling the device to sell air time.

In order to support Unilogic's outstanding proposals, the M.POS product certification and sales, and our back office operations, we began looking for partners that could provide the required infrastructure. In September 2003, we developed a strategic partnership with Maseco Systems Integrators (MSI), which is a technology integration and infrastructure support company with strong IT solutions, ERP implementation projects and systems integration capabilities. In October, discussions moved towards the strategic implications of an acquisition. A letter of intent was signed in October 2003 and the acquisition was completed on October 31, 2003 when we acquired 89% of Maseco Denmark A/S, which has a 33% stake in MSI, for six million shares of restricted common stock.

We wanted to acquire MSI because our management expects it would create a front to back offering wherein we could capture revenue from sales, integration, and support of technology solutions. We believe that MSI wanted to do the acquisition because it has an excellent 6 year track record as a premier IT business with an excellent black economic empowerment (BEE)1 profile, which gives it an advantage when bidding on projects. With this profile and an excellent customer list, we believe that MSI was extremely interested in doing an acquisition to gain access to ours and Unilogic's technology solutions and products so that it could sell these solutions and products to its existing customer base as well as new prospects. Our management anticipates that the acquisition of MSI provides us with partial ownership of the infrastructure we need to support the systems installation, systems integration, administration and help desk support for the contracts that Unilogic expects to obtain. It also provides us and Unilogic with what our management believes to be a well-respected BEE company through which we can conduct sales of products and services.

MSI operates primarily through Maseco Bytes IT Solutions, a joint venture it formed with Bytes Technology Group (JSE:BTG) in April 2002 in the Western Cape region of South Africa. MSI has a 66.67% stake in the joint venture, which generated revenues of 60.8 million South African Rand (US$1 = 7.15 Rand on 9/30/2003), EBITDA of 1.068 million Rand and had assets of 19.8 million Rand in fiscal year 2003 (through February 2003). Maseco Bytes has 100 employees and is recognized as one of the premier BEE IT companies in South Africa.

We believe that the acquisition of Maseco Denmark provides us with the infrastructure we need, and also gave us ownership of a suite of mobile logistics intellectual property (IP) with several applications already in early roll-out stages in Demark and parts of Europe. Among other things, we were interested in a solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a small credit card size device called a "Tag". In our estimation, these cost effective tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the Tag can even be tracked outside of a cell phone network, which our management believes makes the tracking device unique.

The technology behind the new device has been used successfully by Maseco Denmark for a number of years and the customer list includes names like the Danish Police force, the Danish Civil Defense and the European Commission. We believe that the new generation of the device offers a substantial improvement in "total cost of ownership" and has the potential to expand the number of customers that will get good returns on investments. Our management anticipates that Maseco Denmark's IP will significant complements our recent securing of the mobile point of sale device M.POS2002 and Unilogic's supply chain management and procurement business process management solutions. As such, we have developed a mobile logistics division, which includes TagNet and M.POS products and will be run by Johannes Clausen of Maseco Denmark. We have begun business development in this new division with three proposals submitted in October and early November for TagNet installations and management in South Africa and Kenya. We expect more proposals to be submitted over the next couple of months.

We believe that a large part of our recent business development over the last two months has been a result of the formation of our Advisory Board. The first director who joined the board was Mpumelelo Tshume, who is a South African national. Mr. Tshume is currently the CEO of PetroSA, which is South Africa's national oil company. PetroSA is a 5.5 billion (South African Rand) company that explores for oil and gas in selected basins around the world, supplies petrochemicals to customers in more than 40 countries and boasts of having the largest Gas to Liquids (GTL) plant in the world. As the CEO, Mr. Tshume is responsible for the company's operations in South Africa, the United States, Europe, and the Far East. Mr. Tshume has committed to helping us with our business development and political relations in South Africa and parts of Africa.

The second director to join our Advisory Board was Dr. Dingindawo Paulus Shongwe, who is a South African national. Dr. Shongwe is currently the Senior Manager of Peoples Bank, which is subsidiary of the Nedcor Group. Peoples Bank is among the top ten banks in South Africa (by assets) and focuses on offering affordable and understandable products to the emerging market and small and medium enterprises. As the Senior Manager, Dr. Shongwe is responsible for the company's customer education and business development in South Africa. Prior to the Peoples Bank, Dr. Shongwe worked at Standard Bank as the Senior Manager of Group Public Affairs and assisted in the Public Sector Banking Department. Dr. Shongwe has committed to helping us with inroads into and knowledge about the financial community in South Africa and in the African continent. Dr. Shongwe is currently helping us fast-track the certification process for M.POS in South Africa. Equally important, we believe that Dr. Shongwe shares our vision to help make a difference in people's lives and will be helping us to implement our corporate responsibility strategy in South Africa.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $4,819, accounts receivable of $36,000 and employee advances of $13,030 as of September 30, 2003. Our total current assets were $53,849 as of September 30, 2003. Our total assets were $1,408,477 as of September 30, 2003, of which $109,306 was represented by property and equipment. We also had goodwill of $156,281, intellectual property of $1,071,708 and license rights of approximately $17,333 as of September 30, 20003. Additionally, should it be necessary, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $828,737 as of September 30, 2003. Accounts payable and accrued liabilities represented $34,487 of our total liabilities, and we had $450,000 in notes payable and $344,250 in accrued interest payable. We also had $45,286 represented by minority interest. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

REVENUES. We have realized revenues of approximately $47,100 from services that we provided during the three months ended September 30, 2003. This is in comparison to revenues of zero that we generated during the three month period ended September 30, 2002. We experienced an increase in revenues because we have increased our client base and expanded our service offerings.

OPERATING EXPENSES. For the three months ended September 30, 2003, our total operating expenses were approximately $343,663. Our cost of generating revenue was $500. Our operating expenses were also represented by $96,125 in contributed services, $20,410 in consulting services, $5,000 for rent and $9,766 for professional fees, and $132,869 depreciation and amortization, $128,289 in interest expense and $704 in other general and administrative costs. We also had $50,000 on forgiveness of debt. Therefore, our loss before minority interest was $296,563. Our minority interest share of net income was $539, making our loss before income taxes and net loss $297,102 for the three month period ended September 30, 2003.

This is in comparison to the three month period ended September 30, 2002, where we experienced a net loss of $38,174. During the period ended September 30, 2002, our total expenses were also $38,174. Of this amount, $28,750 was represented by contributed services, $750 in contributed rent, $5,752 in professional fees and $2,422 in depreciation and amortization and $500 in general and other administrative expenses. The increase for the period ended September 30, 2003 was primarily due to increased levels of operations, resulting in consulting expenses, depreciation and amortization that we incurred during that quarter as compared to the same period ended September 30, 2002.

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2002.

REVENUES. We have realized revenues of approximately $155,553 from services that we provided during the nine months ended September 30, 2003. This is in comparison to revenues of $28,000 that we generated during the nine month period ended September 30, 2002. We experienced an increase in revenues because we have increased our client base.

OPERATING EXPENSES. For the nine months ended September 30, 2003, our total operating expenses were approximately $1,352,373 and loss before minority interest was $1,196,280. Our cost of generating revenue was $39,157. Our operating expenses were also represented by $58,200 in stock based compensation for employee services, $147,660 for consulting services, $205,850 in contributed services, $13,193 for rent, $99,971 for consulting fees, $34,898 for professional fees, and $398,444 for depreciation and amortization, $344,250 in interest expense and $60,750 in other general and administrative costs. We also had $50,000 gain on forgiveness of debt. Our minority interest share of net income was $539. Therefore, we experienced a net loss of $1,197,359 for the nine month period ended September 30, 2003.

This is in comparison to the nine month period ended September 30, 2002, where we experienced a net loss of $188,306. During the period ended September 30, 2002, our total operating expenses were $216,306. Of this amount, $139,275 was represented by contributed services, $1,500 in contributed rent, $3,500 in rent, $17,600 in consulting fees paid to related parties, $18,085 in other consulting expenses, $19,279 in professional fees, $9,000 in marketing, $7,267 in depreciation and amortization and $800 in general and other administrative expenses. The increase for the period ended September 30, 2003 was primarily due to increased operations which resulted in increased consulting expenses, depreciation and amortization, and general and administrative costs that we incurred during that quarter.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $47,100 in revenues during the quarter ended September 30, 2003, and had $4,819 in cash and $36,000 in accounts receivable as of that date. With fifteen proposals currently under consideration through Unilogic, we hope that at least one of these contracts will close before year-end and that several contracts should close in the first quarter of 2004. Our management believes we need six of these contracts to close to have sufficient financial resources to meet our obligations for the twelve month period following September 30, 2003. We also have three proposals under consideration for TagNet installation and services. One of these proposals is in its final stages of evaluation and consideration. Should this contract close, management believes it would provide us with sufficient financial resources to meet our obligations for the twelve month period following September 30, 2003. We anticipate that sales of M.POS2002 could start as soon as the first quarter of 2004. We believe that our work to date suggests that there is interest in at least 5,000 units and possibly as many as 100,000 units for calendar year 2004. If we sell 7,500 units, our management believes the revenues would provide sufficient financial resources to meet our obligations for the twelve month period following September 30, 2003. There can be no assurance that any of these contracts will close. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. There are three important milestones over the next twelve months that we believe are very important for us to achieve. The first milestone is to close at least seven of the outstanding proposals we have through Unilogic. Our management believes that the seven most likely contracts to close would generate at least $5,000,000 in revenues for Unilogic with significant follow-on revenues. Management believes that closing the seven most likely contracts would provide us with sufficient capital to expand our operations and reach profitability for us and for Unilogic and Maseco Denmark for our fiscal year 2004. In addition, management believes that closing these contracts would increase the revenues of MSI by at least 50%. Alternatively, management believes that closing the three TagNet proposals or selling 10,000 units of M.POS2002 would also enable us to reach profitability in all three entities. We believe that this first benchmark is important because it would bring us to profitability and positive cash flow.

The second milestone is to secure additional infrastructure in order to support our growth. We are in the process of identifying other technology firms, technology support companies and call centers that would be suitable strategic partners, joint venture partners or acquisition candidates. We anticipate that we will be able to continue operating without this additional infrastructure. However, our management believes that securing it would allow us to ramp up our operations much more quickly and begin exporting products and services from South Africa to the United States, Europe and Asia.

Once we meet the first milestone, we believe that we will meet the listing requirements of either the AMEX or NASDAQ stock exchanges. Therefore, the third milestone is to file to move from the Over-The-Counter Bulletin Board (OTCBB) stock exchange to either AMEX or NASDAQ. We believe that these exchanges offer us more visibility to the financial markets as well as less volatility in our trading patterns. As such, our management has made it a milestone to move to one of these other exchanges.

If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. If we are unsuccessful in obtaining further financing, we could be unable to continue operations.

We do not anticipate that there will be any significant changes in the number of employees or expenditures for software development, hedge fund administration service costs, or equipment from what is discussed in this report. There can be no assurance, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

On November 17, 2003, noteholders holding an aggregate of $165,000 secured by seven separate promissory notes notified us that they are demanding payment of the principal and interest due on these notes that was due in August 2003. We entered into these notes in March and April 2003. We are arranging to make payment of the principal due, and are disputing the interest claimed and method of payment demanded by the noteholders.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

We were unable to file this report by November 19, 2003 due to the difficulty of obtaining bank statements in a timely fashion for our South African subsidiary from its South African bank.

In addition, subsequent to the reporting period covered by this report, we filed the following the following reports: On October 14, 2003, we filed a Form 8-K announcing the letter of intent we entered into to acquire a controlling interest in Maseco Systems Integrators. The Form 8-K included Item 5 - Other Events and Required Disclosure, and the press release on Exhibit 99. On October 28, 2003, we filed a Form 8-K for October 27, 2003 announcing the license agreement with MPOS Holdings Ltd. The Form 8-K included Item 5 - Other Events and Required Disclosure, and the press release on Exhibit 99. On November 12, 2003, we filed a Form 8-K announcing the agreement in which we acquired Maseco Denmark A/S. The Form 8-K included Item 5 - Other Events and Required Disclosure and the press release on Exhibit 99.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.
         32. Section 1350 Certifications.

(b)      Reports on Form 8-K

         On August 6, 2003, we filed a Form 8-K announcing the letter of intent we entered into to acquire a controlling interest in Unilogic, a South African corporation. The Form 8-K included Item 5 - Other Events and Required Disclosure and the press release on Exhibit 99. On September 25, 2003, we filed a Form 8-K for September 24, 2003 announcing our acquisition of a controlling interest in Unilogic. The Form 8-K included Item 1 - Acquisition of Assets, Item 5 - Other Events and Required Disclosure, and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K included a press release on Exhibit 99 and the acquisition agreement with Unilogic on
         Exhibit 10.1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on November 20, 2003.


Maximum Dynamics, Inc.


By:      /s/   Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         President, Secretary, and a director