Form 10KSB
period 2003-12-31
MAXIMUM DYNAMICS INC
filed 2004-04-19
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                      -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from                          to
                                                   --------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $211,598

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 15, 2004, approximately $13,866,395.73.

As of April 15, 2004, there were 77,185,833 shares of the issuer's no par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          [ ]  Yes           [X]  No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. Maximum Dynamics, Inc. was incorporated on August 23, 2000 in Colorado. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., or Europa, a non-U.S. technology company in exchange for 2,000,000 shares of Common Stock as an upfront payment for the five-year exclusive license of the software system. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus. In February 2004, we purchased the Datalus software from Europa Global, Inc. in exchange for 2,000,000 shares of our common stock. Included with the software purchase was the platform, all associated technology and proprietary rights to the Datalus software.

We initially designed Datalus to be a web-based software system we would utilize for the fund administration for fund managers. Because it automates so many processes, we believe it allows us to provide a service for fund managers with three critical value propositions: lower overhead, computation and tracking, and security/control. First, we believe that Datalus can significantly reduce overhead by generating statements instantly as opposed to paying accountants for generating statements for one to two months at a time. We believe that the system has the capability to compute the statements and calculate the assets, along with redemptions and any compensation to sponsors and/or agents. We believe our web-based software can also provide our customers on-line access to their accounts 24 hours, seven days a week. Lastly, the software has numerous security features built into it. Therefore, we expect that use of our software will enable fund managers to outsource their entire client side management by allowing a third party administrator to access their records for administration purposes while still maintaining control and security.

As we have grown and expanded, we have increased our scope and focus to become a projects management services company. We currently have 26 projects on which we are working. As a result, we consider fund administration one of those 26 projects. The business process management components and web based features of Datalus have been incorporated into our technology platform that we utilize as our centralized management system.


Acquisitions
------------

On October 8, 2002, we acquired the assets of Barrington Gap, Inc., a Colorado corporation and our first customer, for $47,000 in cash and stock. In that acquisition, we believe we gained extremely effective Internet marketing software, a sales force, prospecting software, web data integration/sales and marketing software, maintenance contracts and software development for three (3) Internet Service Providers (ISPs), customer contracts that generated about $150,000 in revenue since the date of acquisition, a partnership agreement with a technology development center in South Africa, and a partnership agreement with a call center in South Africa.

The acquired software applications from Barrington Gap, Inc. are compatible with Datalus and were integrated into the system so that a complete package can be offered or alternatively can be offered as individual product/service offerings. The relationship with the technology development and call centers in South Africa played a large part in us setting up our main base of operations in Cape Town, South Africa. These two partners helped us to identify many of the strategic partners, joint venture partners, and subsidiaries that we have today.

On December 12, 2002, we acquired The Mini-Cap Sector, a group of assets valued at approximately $2 million. The Mini-Cap Sector includes proprietary trading models, proprietary research methodologies, published research on more than 100 companies, a mini-cap index, the world's first mini-cap database, a financial consulting and investment banking service, and fully integrated websites that contain subscriber bases and access to research reports. The Mini-Cap Sector is a term used to describe the sector of companies with market capitalizations under $50 million. Included in the agreement are all pre-existing business opportunities with numerous mini-cap companies that include investment banking, management consulting and other consulting opportunities. We decided to acquire The Mini-Cap Sector because it creates value in three two key areas. First, the assets contain numerous leads with hedge funds and other investment professionals that are prospective customers for our fund administration business. Secondly, we intend to plug the acquired trading models into a proprietary trading technology we are developing in-house that we intend to license at some future point. In March 2004, we partnered with a technical trading company to begin work on this trading technology.

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

We decided to acquire Unilogic so that we could have ownership of the intellectual property and software applications as well as to be able to pursue some of these other markets not being addressed by us. As such, we acquired 51% of Unilogic on September 18, 2003 in exchange for $72,000 in cash (payable over 12 months) and 6,000,000 shares of restricted common stock. On January 20, 2004, we acquired the remaining 49% of Unilogic for 1,000,000 shares of restricted common stock. In March 2004, we changed Unilogic's name to Maximum Dynamics, Inc. SA ("Maximum SA"). We have positioned Maximum SA as the central hub for projects management services and the main back office. Maximum SA's business process management, workflow automation and EDMS systems represent the glue that holds our model together. We believe Maximum SA will also be able to utilize these systems to offer customized technology solutions to other companies in Africa, the United States, Europe and Asia.

From July through October 2003, we focused primarily on securing contracts for Unilogic's technology solutions because of Unilogic's pre-existing client base that includes companies such as Old Mutual, Laser Transport Group, Bidvest Group (Visual Information Systems), Expressed Solutions and the Angolan Government. By December 2003, Unilogic had submitted more than twenty four proposals with about fifteen under consideration by potential customers.

Due to the black economic empowerment (BEE) 1 charters in South Africa, most of these contracts required that we submit our bids through a BEE company that is a government approved BEE company. Since most of the proposals were for supply chain management and procurement workflow automation solutions, we had partnered with IntData (Pty), Ltd., a BEE company that was contributing the workflow mapping required for supply chain and procurement solutions. In October 2003, IntData (Pty), Ltd. began experiencing problems that caused us to question the soundness of utilizing them as a value added reseller (VAR).

In September 2003, we had developed another strategic partnership with a BEE company called Maseco Systems Integrators (MSI) to be a VAR and assist with integration and implementation of the Unilogic contracts. After working together for several months, we signed a Letter of Intent to acquire a 40% equity stake in MSI on October 9, 2003. We were interested in acquiring MSI for several reasons. First, MSI is a technology integration and infrastructure support company which we believe to have strong IT solutions, ERP implementation projects and systems integration capabilities. These capabilities are exactly what our managementis needed to service our Unilogic contracts. Secondly, MSI was a 66% owner in a $10 million joint venture with Bytes Technology Networks called Maseco Bytes, which was an infrastructure and systems integration technology company. In our estimation, Maseco Bytes had an excellent reputation as a solid BEE company due to MSI's track record and reputation. Lastly, MSI was working on developing some cutting edge technology in the mobile logistics arena.

However, shortly after our LOI, Bytes Technology Networks maneuvered to gain control of Maseco Bytes, forcing MSI's two managing directors out of the company. In November 2003, Bytes Technology Networks began a series of legal maneuvers that resulted in Maseco Byte's liquidation in February 2004.

As a result of our intention to acquire MSI and during the due diligence process, however, management learned that one of the shareholders of MSI, Maseco Denmark A/S, owned the intellectual property for a real-time tracking device called TagNet. After a thorough review of the technology and a feasibility study of the technology's applications, management became more interested in TagNet than in MSI. Therefore, on October 31, 2003, we acquired 89% of Maseco Denmark A/S (which has now been changed to TagNet International A/S) for six million shares of restricted common stock. Since TagNet International has a 33% stake in MSI, we felt we "killed two birds with one stone" by obtaining the TagNet technology as well as a stake in MSI in case it resolved its legal battle with Bytes Technology Networks.

---------------------

(1) The government of South Africa has implemented a nationwide charter that mandates the redistribution of wealth to individuals that were previously disadvantaged (PDIs) under Apartheid. Companies owned and managed by PDIs and that conduct skills transfer to other PDIs receive top consideration. When a company puts a project out to bid, it needs to make sure that at least one BEE company bids on the project, unless no BEE company exists to bid on the project.

While MSI sorted through its legal issues with Bytes Technology Networks, we focused on bringing to market TagNet International's suite of mobile logistics solutions. Several of these applications have been in use in Denmark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique. (A more thorough description of TagNet and the services surrounding the technology is found later)

As a result of MSI's instability coupled with our concern about IntData, we began working on forming our own BEE company through which we could go back to these potential customers and submit our proposals under this new company. In February 2003, we formed Keto Business Solutions as a BEE company and subsidiary. We contributed distribution rights and infrastructure resources in exchange for a forty nine (49%) equity stake. In February 2004, Maseco Bytes was liquidated and some of their people joined Keto, including Maseco Bytes' Executive Director, Motsamai Nduna, who is currently the managing director of Keto.

Shortly after the formation of Keto, management entered into discussions with E-SAP Project Management and Consulting (Pty), Ltd. (E-SAP) about an acquisition. Management had already formed a strategic partnership with E-SAP and had identified E-SAP as one of the more distinguished infrastructure companies with whom it had developed partnerships in order to replace IntData and Maseco Bytes. On March 4, 2004, we acquired a 20% equity stake in E-SAP in March 2003. E-SAP is a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. E-SAP has extensive experience both in the management of large end-to-end engagements and the development and implementation of complex and sophisticated solutions across many industries. E-SAP generated revenues of $10,413,692 and net income of $1,225,617 in fiscal year 2004 (March 1, 2003 through February 28, 2004 at an exchange rate of US$1 to R6.5).

Management believes that E-SAP's solid reputation as a BEE company and its background will enable us to not only design effective solutions for customers but also help in the servicing on any contracts it secures from the 12 proposals that are now back under consideration. Keto and E-SAP are working closely on several proposals that are under consideration.

On April 14, 2004, we signed a term sheet to acquire 40% of Intesol Corporation
(Pty) Ltd. ("Intesol"), a 54% South African Black Economic Empowerment (BEE) technology company. The consolidated revenues for Intesol and its joint ventures for the financial year 2003/2004 are being prepared and are expected to reveal revenues of over $10,937,500 with a net income estimated to be over $2,187,500 USD. Intesol is comprised of a group of subsidiaries that fall under the umbrella of Intesol Corporation (referred to collectively as the Intesol Group of Companies). Intesol specializes in integrated security solutions, systems design, electronic security, data recovery and erasing, digital storage, security risk analysis, engineering consulting, radio frequency identification tag integration, banking security, technology law, Energy Power Management and other forms of communications.

In addition to being a solid infrastructure company, Intesol Group of Companies has intellectual property rights and patents that include: ATM access control, a bank card identification system, a credit card identification system, cell ads, a vehicle identification system, an asset integrated monitoring identification system, and information security software. Both parties believe the business combination will be beneficial. First, Intesol has solutions that enhance our real-time tracking technology (TagNet), mobile point of sale product
(M.POS) and business process management solutions. Secondly, Intesol represents additional infrastructure that we needs as we ramp up our world-wide operations to service orders for our products in the banking, government and commercial sectors.

We wish to remind investors that until the acquisition closes, there can be no assurance that it will close or that the business combination will be successful.

We had 15 proposals under consideration, of which two were reviewed by technical teams and approved and one was rejected. In our estimation, the remaining 12 proposals are mostly multi-year contracts worth between $100,000 and $500,000 per year. Of the two contracts we secured, the first contract is with SinoAfrique who is utilizing Maximum SA's (Unilogic) online management tools and services offered to realize tremendous efficiencies in the co-ordination of trades between business partners, customers, and the staff of the group. The other contract is with FBR for the use of our technology platform that we believe will help to improve its internal operations and the efficiencies of its distribution channels, all of which involve complicated business rules, tiered levels of distribution and complex transactions.

Through either E-SAP, Keto or one of our BEE partners, Unilogic has also been short-listed on several new proposals, which means that it is one of no more than three companies being considered. Maximum SA has been invited to give follow-up presentations for several contracts. While management believes that Maximum SA should begin closing some of the contracts currently under consideration, there can be no assurance that any of these contracts will be secured.

Due to the setbacks with IntData and Maseco Bytes, we have focused most of our resources from November 2003 through February 2004 on our two other main projects: M.POS and TagNet.

OPERATIONS.

M.POS
-----
In September 2003, we were introduced to a Hong Kong based company called M.POS Holdings Limited (http://www.mpos.net), which provides mobile commerce solutions, through one of the consultants we engaged for business development. M.POS provides mobile commerce services and products in the People's Republic of

China and Hong Kong. Their flagship product is the M.POS2002, which is a wireless point of sale (POS) terminal designed to allow merchants to accept payments by means of debit or credit cards in any location. In our estimation, M.POS2002 is capable of processing magnetic cards or smart card payments in real time from any location. The M.POS terminal can also capture and transmit data for corporate applications, make voice calls and even offer fingerprint verification. It has messaging capabilities that include sending, receiving and printing short message services (SMS), sending and receiving email messages, and instant text messages. As a result, in our estimation, merchants now are no longer constrained to the location of their telephone lines, nor the narrow services on offer from their traditional electronic funds transfer (EFT) POS terminals. Our management believes that this highly portable device is perfectly suited to drive payment acceptance, prepaid voucher sales, inventory tracking and a host of other applications.

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

We decided to secure these exclusive rights because we believe many of Unilogic's customers and contacts as well as the customers and contacts of our partners are extremely interested in the M.POS products. Our management believes that the M.POS2002 fits nicely into our product and service offering in the banking, supply chain management, mobile commerce and procurement industries that we now target through Maximum SA, E-SAP and our partners. In November, we started the process of getting the M.POS2002 certified for the banking system in South Africa, which means the banks will approve of the device and its interfacing with the banking gateways in South Africa. Certification from the banks is also important in South Africa because the market is largely accustomed to the banks subsidizing the devices or providing the devices for free, similar to how cell phone companies provide the phone for free if the cellular service is secured for one year. Therefore, certification by the banks means that they have approved of the device and will add it to their list of POS vendors, which management believes will translate into significant sales of the M.POS unit.

On April 8, 2004, management was informed by Nedbank, which is one of the largest banks in South Africa, that the M.POS unit will be certified by Nedbank within the month. Management also believes that based on feedback from Nedbank that they will begin ordering units of the M.POS device for distribution to its customers. Management wishes to remind investors that there can be no assurance that Nedbank or any bank will order any M.POS units.

On April 12, 2004, we signed a term sheet to acquire 40% of Khumo (Pty) Ltd., a South African banking technology solutions company. In exchange for our 40% equity stake, we are providing the technology solutions, financial integration systems and software and infrastructure required to service Khumo's banking contracts. Khumo is a new South African company positioned with several contracts to provide funds management and banking technology software and hardware upgrades to over 20 South African community bank branches. The banking solutions will include business process management, funds management and banking regulatory requirements management systems, of which M.POS will play a major role.

While we have been pursuing banking certification in South Africa and Mexico, we have deployed what we believe is a top-down, bottom-up approach. We started at the top by working on obtaining certification and approval from the banks and worked our way down the value chain. While we were spending resources and time on this, we also started at the bottom and went directly to the merchants to ascertain what types of solutions and services would appeal to them.

As a result of our findings, we have been working with companies to get the M.POS terminal programmed for applications that will enable the M.POS unit to sell pre-paid voucher products such as cellular air time, power and loyalty programs. Several companies positioned in the cellular market in both South Africa and Mexico are partnering with us to assist with pushing the device into the market where vendors can use it to sell air time. These companies have helped us to meet with several cellular companies, two of whom have expressed interest in enabling the device to sell air time.

The applications that we are developing and the programming we are working on have been received well in every market where we conduct business. For example, M.POS Holdings is keen to partner with us in rolling out some of these solutions in China. One of M.POS Holdings' strategic partners is working on a large project that involves upgrading merchant POS terminals in China in anticipation of the 2008 Olympic games. This partner believes the M.POS terminal is an excellent piece of hardware to utilize for this project but is in need of the back-end integration programs and applications that can make it a world-class offering at this important world-focused venue. Therefore, M.POS Holdings and Maximum are working together to create a packaged offering that will provide this partner with a cutting-edge solution that can be rolled out in China.

Management believes that the strength of M.POS lies in its flexibility as a programmable terminal. For example, in April 2004, we began rolling out a village banking initiative in South Africa that utilizes the M.POS terminal as an instrumental tool in modernizing village banks. Through the infrastructure provided by us, of which M.POS is a major part, these banks will be able to meet the banking regulations and standards required to be incorporated into the traditional banking infrastructure in Africa. On April 8, 2004, we acquired 40% of Khumo (Pty), Ltd., which is the entity through which a roll-up of between 20 and 37 village banks will be conducted. As a result, we will have an equity stake of between 15% and 25% in the first modernized and institutionalized village bank in South Africa.
We have several other groups in Botswana, Kenya, Mexico, and China that are interested in rolling out a similar village banking initiative in their respective countries upon successful completion of the roll-up in South Africa. While management is excited about this development, we wish to remind investors that there can be no guarantee that the village banking initiative(s) will be successful.

TagNet
------
On October 31, 2003, we acquired 89% of Maseco Denmark A/S (which has now been changed to TagNet International A/S) for six million shares of restricted common stock. Since TagNet International has a 33% stake in MSI, we felt we "killed two birds with one stone" by obtaining the TagNet technology as well as a stake in MSI in case it resolved its legal battle with Bytes Technology Networks.

While MSI sorted through its legal issues with Bytes Technology Networks, we focused on bringing to market TagNet International's suite of mobile logistics solutions. Several of these applications have been in use in Demark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique.

The technology behind the new device has been used successfully by TagNet International for a number of years and the customer list includes names like The Danish Police force, The Danish Civil Defense and the European Commission. We believe that the new generation of the device offers a substantial improvement in "total cost of ownership" and has the potential to expand the number of customers that will get good returns on investments. A more thorough description of the TagNet technology and solutions we offer is explained later (See "Our Solutions" section).

In January 2004, we secured a pilot project with the National United Local and Long Distance Taxi Association (NULLDTA), a 12,000 member organization in South Africa. In March 2004, NULLDTA began promoting TagNet to its members and is actively working on securing purchase orders for TagNet devices. Responses from members have indicated an 80% response rate to TagNet and NULLDTA believes that at least 2,000 orders will be made this year and possibly as many as 6,000. Because TagNet devices can communicate with one another, NULLDTA's members can use the devices to manage a fleet of taxis more effectively, optimize route coordination and coverage areas, deter vehicle theft, reduce the ability for drivers to be unproductive, reduce unreported cab fares, assist in determining what the cause of an accident may have been, and monitor engine performance and efficiency.

In January 2004, we presented TagNet to the Department of Transportation (DOT) in Mexico who invited us to do a demonstration of TagNet, which is being scheduled for May 2004. The Mexican DOT liked the technology's potential for substantial cost savings and increased security for the DOT, especially compared to other solutions that currently exist. Potential uses for the technology within the DOT would be fleet management, traffic monitoring and traffic congestion tracking, and asset tracking.

In February 2004, TagNet International received its first order through a VAR in Denmark for 100 TagNet units from Glipstrup Transport A/S, a trucking company in Denmark. Glipstrup is utilizing TagNet for fleet and logistics planning and management. In April 2004, Glipstrup increased its order from 100 business module units (high-end, multi-functional model) to 100 business module units and 200 base module units (basic Tag reading unit).

In April 2004, we received requests from a large special container distributor of fresh products, a large train company, and a company focused applications in the medical field environments to do demonstrations of the TagNet technology for specific solutions they each need. The fresh products distributor is looking to utilize TagNet to track and monitor containers of fresh product as it moves through the distribution channel. The train company is looking for a solution that can monitor the temperature of wheel bearings, track train locations, decrease cargo shrinkage through tracking and improve shipping efficiencies. The medical applications company is looking to track medical equipment and other assets or critical data with a solution that will not interfere with medical equipment.

While TagNet is receiving significant demand and interest, management wishes to remind investors that there can be no guarantee that any of these demonstrations or pilot projects will result in secured contracts or revenues.

OUR ADVISORY BOARD. We believe that a large part of our recent business development over the last two months has been a result of the formation of our Advisory Board. The first director who joined the board was Mpumelelo Tshume, who is a South African national. Mr. Tshume recently resigned as the CEO of PetroSA to pursue interests in the commodities trading industry. Petro SA is South Africa's 5.5 billion (South African Rand) national oil company that explores for oil and gas in selected basins around the world, supplies petrochemicals to customers in more than 40 countries, and boasts of having the largest Gas to Liquids (GTL) plant in the world. Mr. Tshume has committed to helping us with our business development and political relations in South Africa and parts of Africa. In particular, he will be working closely with Maximum to help manage a project between Maximum and Versa International that will focus on commodities trading and sourcing products from around the world.

The second director to join our Advisory Board was Dr. Dingindawo Paulus Shongwe, who is a South African national. Dr. Shongwe is currently the Senior Manager of Peoples Bank, which is subsidiary of the Nedcor Group. Peoples Bank is among the top ten banks in South Africa (by assets) and focuses on offering affordable and understandable products to the emerging market and small and medium enterprises. As the Senior Manager, Dr. Shongwe is responsible for the company's customer education and business development in South Africa. Prior to the Peoples Bank, Dr. Shongwe worked at Standard Bank as the Senior Manager of Group Public Affairs and assisted in the Public Sector Banking Department. Dr. Shongwe has committed to helping us with inroads into and knowledge about the financial community in South Africa and in the African continent. Dr. Shongwe was instrumental in getting the M.POS certification process started and short-tracked. He has taken a keen interest in our village banking initiative and will be helping open doors and provide guidance throughout the project life. Equally important, Dr. Shongwe shares our vision to help make a difference in people's lives and will be helping us to implement our corporate responsibility strategy in South Africa.

The third director to join our Advisory Board was Sindiswa Mzamo, who is a South African national with vast experience in various roles in the banking industry and political arena. Ms. Mzamo has also had management and leadership positions with blue chip companies in the African continent and internationally. She serves as a board member of Ukulima Mentoring, Niyethu Consulting, Quest Media Agency Communication Strategies, Economic Youth Consortium, Hinkweru Consortium, Brand Baro Matrix, Upright Communications Management Strategies, and Emeatech Energy Africa (Pty) Ltd. As a consultant to The Presidency on `The Status Of Women', she brings a wealth of knowledge and resources in the political world. She has already helped us with her knowledge and experience in the business climate in South Africa, particularly with M.POS and TagNet.

The fourth director to join our Advisory Board was Andile Mbeki, who is a South African national and emerging leader in South Africa. He was recently appointed to serve on the board of the South African Broadcasting Corporation (SABC), which is South Africa's largest broadcasting company with millions of television and radio subscribers. Mr. Mbeki has thirteen years of experience in training and development and has been operating at a national level for the last four years by being instrumental in the national skills development processes for South Africa. Mr. Mbeki has worked extensively in building relationships throughout South Africa and held executive positions in various structures in the political arena, trade unions, youth organisations, non-governmental organizations (non-profits) and civic societies. Mr. Mbeki has helped us with political relations and inroads into the key decision makers of business, political and social agendas at the national level.

OUR SOLUTIONS. As we have evolved as a company, we have adapted to the environment in which we operate. As exciting opportunities have emerged, we have pursued them and through partnerships, joint ventures and acquisitions built a large base of infrastructure, technology solutions, back office services, and business management resources. Using our own proprietary technology and incorporating the technology of some of our partners and subsidiaries, we have developed a technology platform that enables us to manage literally any business process or project. Projects we choose to manage must meet strict criteria and are managed either by Maximum, one of its subsidiaries, joint venture or strategic partners.

As a result, we have evolved into a projects management company that utilizes a fully functional back office located in Cape Town, South Africa to manage business projects. We currently have 26 projects that we are managing either as the direct project managers, relationship managers, or deal brokers. These projects include things like mobile logistics, mobile commerce, village banking, business process management, enterprise application integration, supply chain management and procurement, back office services, wireless Internet communications in urban and rural settings, commodities trading, alternative fuel and economic development businesses2. Two of our flagship projects are TagNet and M.POS, which are described later in this section.

We identify and research products and services that are introduced to us or that we identify to enhance other projects on which we are already working. Because of our deal flow and extensive network of partners, we have built a business model wherein we focus on owning the customer relationship and then providing the solution needed for that customer. As a result, we pick projects that complement, enhance or support other projects we have, thereby achieving economies of scale from the perspective of resources required to service the solution while at the same time providing in some cases a one-stop shop for the customer.

For example, we have developed a relationship with the taxi cab association, NULLDTA. The first level of that customer relationship was to deliver a solution that solved the problems of route coordination and coverage areas, vehicle theft, poor productivity of drivers, unreported cab fares, and monitor engine performance. We customized a TagNet solution to solve these problems and they are now moving out of pilot project status into the purchase order phase. The second level of this relationship involves using M.POS to improve billing as well as generate additional revenue streams for taxi cabs through the sale of pre-paid cellular air time, pre-paid power vouchers and other voucher related products. The third level of this relationship involves introducing NULLDTA to other projects in which we are involved. One example is an alternative fuel project that appeals to taxi cab associations because the fuel is cleaner and cheaper than current gas options. The fuel is also in the process of being reviewed by the government to qualify for government subsidies as an incentive to utilize the fuel. Another project that can be tied in is a mechanics training project that provides jobs and training in disadvantaged areas that can service the taxis at reduced rates due to lower operating costs. There are approximately five other projects that could involve NULLDTA.

As such, our primary solution is generically described as project management services and customized solutions for corporations, governments and organizations. Because most of our resources and time have been spent on TagNet and M.POS to date, the majority of our projects revolve around these two solutions. (Please see "Products and Services" for a description of these two solutions that we consider our flagship projects).

INDUSTRY BACKGROUND.
To understand the background of the projects management industry, we believe it is helpful to first start by asking "what is a project?" According to a report published by the Project Management Institute, a project is a temporary endeavor undertaken to create a unique product or service and has a distinct beginning and a definite end. Projects are typically different from the other tasks usually done in an organization and are often critical components of an organization's business strategy.

(2) The company does not seek to employ millions of people, but rather to stimulate job creation for millions of people by putting people into businesses of their own through strategic partnerships.

According to reports from the Standish Group, more and more companies are being driven by projects. The new project management tools allow project managers to focus, to develop greater understanding of a business, and to manage projects with greater reliability and better-quality outcomes. Due to this focus on the results, companies are actually being managed more and more as a project.

We estimate that the projects management industry is a well established industry with numerous players in the market. The industry in general went through a significant growth spurt in 1998 and 1999 when companies spent large amounts of money on the Y2K problem. For a lot of projects management companies, the Y2K projects were some of the largest ones they had ever tackled. As a result, a lot of smaller projects management companies emerged and learned a lot from those Y2K projects.

The research company, the Gartner Group, has released studies that indicate that the current incarnation of the project office is appearing in two distinct models: a centralized management approach, in which the office acts as a contracted project manager, assessing scope, allocating resources, and verifying time, budget, risk, and impact assumptions; and a "coach" model, in which the office acts as a kind of consultant/mentor to project teams, and a source of information on project processes.

As a result of this trend, we believe we are well positioned in this industry to tap into a market where corporate customers are looking to outsource projects and establish appropriate project management standards, set up project offices to administer them, reduce project cost overruns, decrease project delays, and improve efficiencies.

A number of trends that are driving the current, rapid evolution of the project management industry and the tools utilized to support it include the following:

o An explosion of web-based applications allow for web-based project management
o Improved tools that allow for the interconnecting of offices, subcontractors and service providers
o    Increases in IT spending
o More transparent corporate governance is forcing project managers to run more supervised projects
o Continued growth in international commerce, making it essential for companies to look for project management partners in target markets and countries

PRODUCT AND SERVICES.
As a projects management company, we believe we have numerous products and services to offer. Typically, our starting point is our projects management service which utilizes our back office to provide management services of virtually any business process. Because we currently have 26 projects on which we are working, we also have access to a wide variety of products and services. To date, we have focused a majority of our resources on distributing and selling the products of two of our flagship projects, M.POS and TagNet.

M.POS
-----
We believe M.POS2002 is the leading mobile electronic funds transfer (EFT) point of sale (POS) terminal in the market currently. The terminal offers both landline and wireless capability. We believe that M.POS2002 offers all the advantages of modern wireless communications combined with a highly secure, feature rich EFTPOS terminal. The device is a wireless terminal designed to allow merchants to accept payments by means of banking payment cards in any location. M.POS2002 is capable of processing magnetic cards or smart card payments in real time from any location. The terminal can also capture and transmit data for corporate applications, make voice calls and even offer fingerprint verification. It has messaging capabilities that include sending, receiving and printing short message services (SMS), sending and receiving email messages and instant text messages.

As a result, we believe that merchants will no longer be constrained by the location of their telephone lines, nor the narrow services on offer from their traditional EFTPOS. Payment acceptance, prepaid voucher sales, inventory tracking and a host of other applications can all be driven from this highly portable device. What we believe truly differentiates the M.POS2002 is the delivery of further functionality on the terminals. The different applications and solutions that can be programmed for the terminal are examples of such functionality. For example, applications for pre-paid cellular airtime give merchants an easy channel for buying and selling prepaid value vouchers using the M.POS terminal. In our estimation, this gives concrete value to a merchant, who now can supplement his revenues with sales of products that are in great demand.

The M.POS2002 uses the Nucleus(R) Real-Time Operating System (RTOS), a system with what we believe to be a proven reputation in the performance-critical market that was developed by Accelerated Technology (the Embedded Systems Division of Mentor Graphics Corporation). The Nucleus RTOS is an industrial strength, multi-threaded environment suitable for secure and performance-critical applications involving financial transaction processing. It is portable, flexible and highly scalable, which we estimate allows the M.POS developers to add only the features they want in their wireless terminal. In addition, we believe that Nucleus provides all the system functionality that is needed to be language-independent and capable of multiple communications protocols. Our management estimates that Nucleus software has been used in thousands of design wins resulting in its established reputation.

The M.POS unit is ISO9000 certified and has an EMV II certification level for the smart card reader, which we believe is now becoming the security standard preferred by banks. The device can operation on GSM, GPRS and CDMA cellular platforms plus it has the option for a landline connection that is build into the cradle for the device. MPOS.2002 also has a thermal, graphical printer built into the unit so that receipts and vouchers can be printed from the terminal (10 lines per minute). The keypad is VISA PED compliant and has a secure PIN pad. The unit also includes a biometrics component that can read fingerprints, a RS232 port and 2200mAH batter (1800mAH is an option).

TagNet
------
TagNet is real-time tracking technology wherein a tag reading device utilizes cell phone communications technology to track the location of a small credit card size device called a "Tag". These cost effective tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the tag can even be tracked outside of a cell phone network, which makes the tracking device unique.

A substantial part of the systems that our customers require utilize Radio Frequency (RF) tags. A RF tag is basically a small device that continuously emits a radio signal that uniquely identifies that tag. This allows a tag reader to know which tags are within its reach (20 to 300 meter depending on settings). These tags are ideal for control of cargo on a truck, monitoring of goods moving through a facility, identification of persons/assets, etc.

We offer three versions of our mobile unit with the primary difference between the three being the level of computer capacity that is available in the unit.

The Basic Module is a simple GPS / GPRS location monitor similar to the one offered from a number of our competitors. It can perform basic functions such as position reports where the location of a vehicle is transmitted when the vehicle moves slowly or stands still. This solution is meant primarily for security purposes and fleet management systems. The Base Module is a tracking device in line with a number of other products in the market. It can read a Global Position or a TAG ID and relay the information to a data center through GPRS communications. The Base Module can be connected to a laptop or PC (via a standard USB port) and with the right drivers installed the laptop can communicate with or through the data center. The Base Module can easily be upgraded to the Smart Module to allow local applications to run on the equipment.

The Smart Module can handle more complicated tasks such as cargo monitoring. The limitations of this module lay in the number of different tasks that can be performed, the complexity of the tasks, and the complexity of peripheral equipments that can be controlled. The Smart Module can handle one or two on board applications with a few peripherals devices, such as a bar code scanner, printer, and/or telemetric devices (e.g. engine and mechanical measure points for temperatures, flow meters, immobilizers, etc.). If the processes get to complicated or if too many processes or too many peripherals need to be added, it is necessary to upgrade to the Business Module. Management estimates that the majority of its customers will prefer the Smart Module, due to the needs for basic peripheral devices.

The Business Module has the same capability and flexibility as a PC, enabling it to handle more complex interfaces for peripheral equipments than the Smart Module. Other peripheral devices that can be handled more effectively include touch screen LCD monitors and Ethernet router for connection/interfacing with other computers. It has full multitasking capability and a vast library of software functions all reducing the programming cost on more complex systems.

The following example provides an illustration of one application of the TagNet technology for a petrol trucking company. A Smart Module is installed on a petrol truck to monitor vehicle location and petrol unloading. When the driving instructions for the driver are printed, the same information is down loaded to the TAGNET Smart Module. The pumping equipment will only switch on when the actual address, which is verified through global positioning technology, is on the list to be serviced. The off-loaded fuel is measured by a flow meter peripheral device. When the driver has off loaded into the necessary tanks, s/he presses "done" and all information is sent via GPRS to the data center. The center returns the confirmation number or invoice number and documentation is printed in the truck for signature by the client. This type of a solution accomplishes several things all in one application.

FUTURE PRODUCTS. As a projects management company, we are introduced to new products on average about once per week, which collectively are sourced from around the world. Therefore, we anticipate that we will be introducing future products and/or services over the course of this year. However, there can be no assurance that we will be able to successfully develop or source future products or service offerings.

MARKET SEGMENTATION AND POSITIONING STRATEGY. The projects management industry is largely comprised of technology focused companies that utilize a series of software applications to manage projects for corporations that are outsourcing specific business functions. We believe we are taking a new approach in projects management by executing two distinct positioning strategies.

1. GLOBAL PENETRATION OF CORE INDUSTRIES. Our eventual goal is to own between 2% and 10% of every core service and products industry globally (starting with Africa, South America and China)
2. CENTRALIZED SERVICE PLATFORM. We have built and are continually growing a full scale, integrated back office that utilizes state of the art technology in order to automate the entire processes of business and projects management. The capabilities of this back office are enhanced by the numerous products, solutions and services that we source or have available to us through the projects we manage. By maintaining a centralized core through which everything operates, we are able to effectively manage and automate numerous business processes and integrate all of the partners working on a project into one centralized platform.
3. EXTENSIVE PARTNERSHIP NETWORK. As a result of the above two strategies, we believe we are able to identify and provide new business opportunities to already established businesses who have the infrastructure to launch and support new products and services. By tapping into well-established companies, we expect that we are able to reduce our overhead costs, keep our company lean and flexible, and take on significantly more projects than we could on our own. As our project scope increases and we gain traction in securing projects to manage, we anticipate being able to attract more and more partners who want to be involved in a truly global operation.
4. RAISING THE BAR OF BUSINESS CONDUCT. Part of our core philosophy as a company is to look for ways to utilize business to solve complex social and economic problems. Our commitment to this has resulted in winning the support of prominent business and political leaders in the regions where we are currently conducting business. For example, we are looking to utilize the M.POS device as a means to bring traditional banking products to the "unbankable", which provide significant improvement in the lives of those traditionally ignored by commerce. By identifying ways to tap into new business opportunities in countries and areas where economies have previously been under-developed or untapped, we find we are often the only market entrants, which we believe to be a competitive advantage. We believe we can set a new standard for how global businesses should conduct business in the regions where they operate by truly working to improve the communities in which they operate.
5. STIMULATING JOB CREATION. In many cases, projects being launched in under-developed or untapped regions are often new businesses created by us but majority owned and operated by the developing communities in which they are started. They are supported by us through education, training and the supply of infrastructure and resources. As such, we do not seek to employ large numbers of people, but rather to stimulate job creation for others by putting people into businesses of their own through strategic partnerships.

There can be no assurance that our distinctive positioning model will be successful in securing additional partners, projects or revenue.

MARKETING STRATEGY. Currently, our primary source of marketing and sales comes from an extensive network of strategic partners, joint venture partners and subsidiaries. Collectively, this group represents more than 60 independent contractors, 7 strategic partner companies, 1 joint venture and 5 subsidiaries in five continents and 11 countries around the world. We refer to this growing group of entities as our `channel partners'.

We employ a strategy of hiring most of our channel partners on a performance basis and utilize in most cases a strategy wherein we utilize part of that payment in stock. We treat that stock based compensation as the channel partner's budget so that there is an incentive to be a good steward of resources, work efficiently and come in under budget, resulting in the channel partner retaining some of the stock. Since 90% of our channel partners have come in under budget, the result is a network of channel partners that have an equity stake in us. As a result, we believe that they are highly motivated to drive value to us in the hopes of increasing the value of their ownership stake.

To date, management believes this strategy has been extremely successful as evidenced by the constant flow of business opportunities brought to us from channel partners.

PRICING STRATEGY. One of the reasons we set up our main base of operations in South Africa is to benefit from the highly skilled labor force at cost effective rates. Our cost advantage allows us to underbid most project management service companies, which tend to be located in North America and Europe where costs of highly skilled labor is higher.

As a result, we are able to offer competitive pricing for competitive services such as project management and back office services. However, our pricing strategy is typically defined by our method of approaching business opportunities, which revolves around only selecting projects where there is a clearly defined customer segment with customers already interested or ready to purchase the product or service. For example, we acquired TagNet and the exclusive distribution rights to M.POS because we had potential customers interested in the respective solutions and actually had them participate in the evaluation of the technology.

This approach allows us to determine the price sensitivity points to a product or solution before an official proposal is even submitted to a potential customer. In utilizing this methodology, we recently submitted a quote for M.POS to a bank and knew that our price would be within their acceptable parameters and that it would be at or just below other bids for less sophisticated products. We wish to remind investors, however, that there can be no assurance that this approach will result in successful procurement of customer contracts.

COMPETITIVE ENVIRONMENT. The competitive environment of the project management services industry is highly fragmented due to the wide variety of projects that are managed. While we recognize that there are other well-established, better capitalized competitors, we believe we are well positioned to become a global player in this field.

First, our advisory board members are seasoned executives and politically connected who are able to open doors for us around the world that are often closed to other companies. For example, one of our advisory board members accompanied us on a trip to Beijing where we were able to meet with one of the largest companies in China. Thanks in part to this board member, we were able to develop a relationship with the decision makers of this company and currently have an open invitation to begin working on projects in China with them.

Secondly, our philosophy of utilizing business as a tool to help people appeals to many companies that are looking for a differentiating factor when evaluating subcontractors or partners. Based upon our experience, we believe that this is why we have had doors open for us within departments of the government, state-owned companies, multinational companies, medium sized corporations, and start-ups in every region where we are conducting business.

Lastly, as we continue to experience growth in each region where we conduct business, our appeal as a supplier, vendor, contractor or partner increases. Several of our channel partners have communicated to us that they are excited to be involved with a global company that is doing business around the world with diversified product and service offerings. Since many of our channel partners are equity partners as well, we believe that they like the idea that not only can they benefit from driving value in their respective project or projects but that they can also benefit from other business units or projects that are growing as well. Based upon our experience, we believe that this is the reason why we have so many different companies coming to us with business opportunities.

However, we cannot give assurance that we will be able to penetrate the projects management market or the markets in which our projects are focused. Even if our product or service is technologically superior and more cost-effective, we do compete with more established companies that have resources to defend their market share and fend off new entrants.

EMPLOYEES. As of April 14, 2004, we have a total of 21 employees, six of whom are our executive officers. We have entered into employment agreements with these individuals. We also contract with about 20 contractors who work for us full-time. Management expects that as the need arises, we may employ temporary and part-time employees to work on the servicing of customer accounts. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future.

RESEARCH AND DEVELOPMENT. We have not engaged in any research and development other than the development of our TagNet technology and back office software and service platform. Several of our strategic partners have been contracted to further develop our technologies and solutions. We have several partners working on the development of applications to be used on the M.POS device. We intend to use these applications in our service offerings and may license these applications in appropriate situations. We foresee the possibility that we may need to begin allocating some resources to research and development over the course of this year.

PROPERTY. We do not own any real property. We currently lease our facilities from Executive Systems in Colorado Springs and from Bayside Property Management in Cape Town, South Africa. Our facilities in Colorado Springs consist of one administrative office and two network operations centers or NOCs. The lease for these facilities is $450 per month for each of these three facilities. Our office space is approximately 500 square feet. Our NOCs are each approximately 150 square feet in size. We assumed these leases from a related party. In January 2004, we moved into facilities in Cape Town that consist of two floors of offices. The lease for these facilities is $4,545 per month and our office space is approximately 5,500 square feet. Our management believes our current office space will be sufficient for our current operations due to our subsidiary E-SAP committing to building an office park for us. Should we relocate our facility, there can be no assurance that we will be able to find sufficient space at reasonable costs.

FACILITIES. Our executive, administrative and operating officers are located at 2 N. Cascade Avenue, Suite 1100, Colorado Springs, CO 80903. We do not presently own any interests in any real estate. We believe that our current facilities are adequate for the next twelve months, unless we greatly expand our operations.

In South Africa, our subsidiary leases the following facilities: Unit 6, at Village Square, Parklands, which occupies approximately 1,500 square feet; Units 1+2 at Village Square, Parklands, which occupy approximately 3,500 square feet total; and Residential at 19 Blues, Sandton, which occupies approximately 900 square feet. The aggregate rental paid on these facilities is $5,500 per month.

In Denmark, our facility is located at Herstedvesterstraede 56 DK-2620, Albertslund and occupies approximately 600 square feet; our rental for that space is $640 per month.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property:

======================================== ==================== ==================
PROPERTY                                   DECEMBER 31, 2003  DECEMBER 31, 2002
---------------------------------------- -------------------- ------------------
Cash                                            $26,417             $2,813
---------------------------------------- -------------------- ------------------
Equipment, net                                  $94,197            $118,495
---------------------------------------- -------------------- ------------------
Intellectual property and license rights        $235,167          $1,456,291
======================================== ==================== ==================

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
None.

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

Approximately twenty two professional market makers hold themselves out as willing to make a market in our common stock. Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. These figures are from Yahoo! Finance.

------------------------------------------------------------------------------
  QUARTER ENDED               HIGH BID QUOTATION           LOW BID QUOTATION

------------------------------------------------------------------------------
12/31/02                $              .51*           $              .03
------------------------------------------------------------------------------
3/31/03                 $               .15           $              .02
------------------------------------------------------------------------------
6/30/03                 $               .08           $              .01
------------------------------------------------------------------------------
9/30/03                 $               .07           $              .01
------------------------------------------------------------------------------
12/31/03                $               .43           $              .03
------------------------------------------------------------------------------
*We effectuated a 3:2 stock split on December 2, 2002.

We are authorized to issue 200,000,000 shares of no par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2003, we had 61,709,687 shares of common stock issued and outstanding. We are also authorized to issue 20,000,000 shares of no par value preferred stock, none of which is issued and outstanding.

The approximate number of holders of record of shares of our common stock is 87. Two of these record holders are institutions that are holding 25,489,850 shares in `street name'. As such, management estimates that out of that figure there are approximately 150 shareholders of record.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES. In December 2003, we sold 1,050,000 shares of our common stock at $.10 per share to four investors for $105,000. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Rule 506 of Regulation D and Section 4(2) of that act. We believe that these individuals have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment as they were all accredited investors. We closed the offering in March 2004 after having sold a total of 2,000,000 shares in this offering and raising a total of $200,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES.

We have cash of $26,417, accounts receivable of $4,888 and employee advances of $169 as of December 31, 2003. Our total current assets were $360,838 as of December 31, 2003. Our total assets were $291,004 as of December 30, 2003, of which $94,197 was represented by property and equipment. We also had intellectual property of $219,834 and license rights of approximately $15,333 as of December 31, 20003. Additionally, should it be necessary, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $823,191 as of December 31, 2003. Accounts payable and accrued liabilities represented $94,543 of our total liabilities, and we had $401,667 in notes payable and $326,981 in accrued interest payable. In February 2004, we made our last payment on our notes payable that were due in August 2003 with $184,166.67 in cash and 965,833 shares of restricted common stock. In March 2003, we restructured our note payable due with Equity Research, Inc. so that we owe $33,048 in cash and 650,000 shares of restricted common stock. As of April 14, 2004, our notes payable are $33,048.

During the year ended December 31, 2003, management completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded an asset impairment charge of $710,458, to write down the Mini-Cap Sector (MCS) intellectual property to $-0-. While we started a project in April 2004 that will draw upon some of the intangible assets of the MCS, we could not demonstrate sufficient reasons to keep the assets capitalized. Therefore, we decided to write down the intellectual property.

Our acquisition of Unilogic Solutions (Pty) Ltd. was based on an evaluation of its business process management technology and electronic document management system as well as the rights to distribute products in South Africa that we valued against proposals being submitted. When we acquired Unilogic, we obtained intellectual property that was not given a value in the financial statements due to that company being a development stage company with insufficient revenues generated with the intellectual property to warrant a valuation by our auditors. We believe, however, that the value of these intangible assets is approximately $200,000.

We also had $18,986 represented by a minority interest in TagNet International A/S (formerly Maseco Denmark A/S). We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

For the year period ending December 31, 2003, compared to the same period ending December 31, 2002.

REVENUES. We have realized consolidated revenues of approximately $211,598 from services that we provided during the twelve months ended December 31, 2003. This is in comparison to revenues of $95,300 that we generated during the twelve month period ended December 31, 2002. We experienced an increase in revenues because we were able to broaden our scope of service from fund administration to projects management wherein we have numerous revenue streams. We also acquired two companies, Unilogic Solutions (now Maximum Dynamics, Inc. SA) and Maseco Denmark (now TagNet International A/S). Please refer to the discussion of these transactions in Item 5. Other Information.

Our revenues were in line with management's targets for the year. We anticipated that revenue generation would not begin until 2004 due to the time and resources that we had estimated were required to set up the needed infrastructure to support our operations in Cape Town, South Africa and the other regions where we conduct business. Our management believed it was imperative to get these operations up and running as we expect that the majority of any revenues we generate will be from operations performed there.

While revenues for the year met our management's expectations, revenue estimates for the last quarter of 2003 were slightly lower than anticipated due to the delays we experienced with the technology solution proposals that were submitted by Maximum SA. With service partners now firmly in place, we have resubmitted many of the original proposals again and believe that we will secure some of these contracts. We secured our first two contracts from these proposals in late January and early February 2004, which our management has forecasted will generate revenues of approximately $1.5 million in 2004. We also secured our first contracts for TagNet, which include an order from a trucking company for 300 units and a pilot project for a taxi cab association that has committed to purchase 600 units. We have small orders for M.POS that are materializing and have ordered our first 450 units from M.POS to distribute. Our projects management model is resulting in several business units that are moving into sales mode. We have secured an agreement to manage and grow a commodities trading business with Versa International that management believes will result in approximately $1 million of revenue in 2004. However, there can be no assurance that such revenues will be generated, or that we will successfully service any of our contracts or secure additional contracts from any proposals we submit.

OPERATING EXPENSES. For the twelve months ended December 31, 2003, our total expenses were approximately $4,717,077. Our selling, general and administrative expenses were $361,518. Our operating expenses were also represented by $816,250 in stock based compensation for consulting services and $702,500 for employee services, $205,850 in contributed services, $100,000 for distribution rights, $710,458 for asset impairment charges, $1,018,999 for goodwill impairment charges, and $801,502 for depreciation and amortization. Therefore, our total operating loss for the year ended December 31, 2003 was $4,505,479. We also had $50,000 gain on forgiveness of debt and $353,898 in interest expense, making our loss before income taxes and minority interest of $4,809,377. After our minority interest in income of our consolidated subsidiaries, we had a net loss of $4,822,275 for the twelve month period ended December 31, 2003.

This is in comparison to the twelve month period ended December 31, 2002, where we experienced a net loss of $449,505. During the period ended December 31, 2002, our total expenses were $542,933. Of this amount, $181,875 was represented by contributed services, $1,500 in contributed rent, $240,000 in consulting fees paid to related parties, $24,889 in depreciation and amortization and $77,069 in general and other administrative expenses. The increase for the period ended December 31, 2003 was primarily due to increased operations which resulted in increased consulting expenses, depreciation and amortization, and general and administrative costs that we incurred during that quarter.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $211,598 in revenues during the year ended December 31, 2003, and had $26,417 and in cash and $4,888 in accounts receivable as of that date. Due to the increased interest in TagNet and M.POS and the potential revenues associated with the current demand, our management believes we will need to devote most of our time and resources on these two projects for the first two quarters of 2004.

We have several demonstrations of TagNet scheduled in late April and May in Africa and Mexico. We hope that these demonstrations will show the respective potential customers the utility of their customized solution working in the field. Our management is focused on supporting two of these demonstrations. The first demonstration is for a large train company in South Africa that is looking for a solution that can monitor the temperature of wheel bearings, track train locations, decrease cargo shrinkage through tracking and improve shipping efficiencies. The other demonstration is to the Department of Transportation ("DOT") in Mexico, which we expect will show how TagNet can solve problems the DOT experiences with fleet management, traffic monitoring and traffic congestion tracking, and asset tracking.

All of the demonstrations are for multi-year contracts and management believes that securing just one of them would provide us with sufficient financial resources to meet our obligations for the twelve month period following the start of the contract. Two of the potential customers have communicated to management that upon demonstration that the solution works they anticipate that they will award TagNet International the contract. While we are very confident that our technology works in the field, we wish to remind investors that there can be no guarantee that it will result in the successful procurement of any contract, or that revenues will be generated should such a contract be procured.

As a project, our management estimates that M.POS is running according to schedule and is now ready to move into product launch phase. From November through April, we were focused on developing applications for the M.POS terminal that would allow the device to interface with the banks in Africa, sell pre-paid voucher products, and offer other services like loyalty programs. We have also focused on developing channel partners who can assist in the support and maintenance of the devices.

On April 8, 2004, our management was informed by Nedbank, which is one of the largest banks in South Africa, that the M.POS unit will be certified by Nedbank within the month. Management also believes that based on Nedbank's feedback that Nedbank will begin ordering units of the M.POS device for distribution to its customers. Management wishes to remind investors that there can be no assurance that Nedbank or any bank will order any M.POS units. However, now that we have obtained banking certification in South Africa, management believes it can now move into sales mode.

We are working on banking certification in Mexico and are currently designing applications for this market. We have met with Inbursa, Banco Azteca and other companies involved in the banking sector in Mexico. We believe sales of M.POS in Mexico will lag behind sales in South Africa by a few months since we only began penetrating the marketing in Mexico in January 2004.

We hope that sales of M.POS and application development over the next few months will also strengthen our position with our partner in China and our efforts to roll out some of these solutions there. Our management believes that we are well positioned to be involved on a large project that involves upgrading merchant POS terminals in China in anticipation of the 2008 Olympic games, though there is no guarantee that we will secure any contracts in China.

Management believes that there is sufficient demand currently to support its forecasts of at least 100,000 M.POS terminals over the next 12 to 18 months. Management also believes that sales of 25,000 units would provide us with sufficient financial resources to meet our obligations for the next twelve month period. However, there can be no assurance that any sales of M.POS will occur or that even if sales are generated that it will be sufficient to cover our obligations.

With fifteen proposals currently under consideration through Unilogic, we hope that at least one of these contracts will close before year-end and that several contracts should close in the first quarter of 2004. We had 15 proposals under consideration, of which two were reviewed by technical teams and approved and one was rejected. In our estimation, the remaining 12 proposals are mostly multi-year contracts worth between $100,000 and $500,000 per year. Of the two contracts we secured, the first contract is with SinoAfrique who is utilizing Maximum SA's (Unilogic) online management tools and services offered to realize what we believe will be tremendous efficiencies in the co-ordination of trades between business partners, customers, and the staff of the group. The other contract is with FBR for the use of our technology platform that we anticipate will help to improve its internal operations and the efficiencies of its distribution channels, all of which involve complicated business rules, tiered levels of distribution and complex transactions.

Through either E-SAP, Keto or one of our BEE partners, we have been informed that Unilogic has also been short-listed on several new proposals, which means that it is one of no more than three companies being considered. Maximum SA has been invited to give follow-up presentations for several contracts.

Our management believes we need six of the larger contracts to close to have sufficient financial resources to meet our obligations for the next twelve month period. There can be no assurance that any of these contracts will close. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. There are four important milestones over the next twelve months that we believe are very important for us to achieve. The first milestone is to close at least one of the TagNet contracts being demonstrated. The second milestone is to sell 25,000 units of M.POS. The third milestone is to secure at least six of the technology solutions proposals we have through Maximum SA. The fourth is to formalize our partnership for the Beijing Olympics project.

Once we meet the first two milestones, we believe that we will meet the listing requirements of either the AMEX or NASDAQ stock exchanges. It is our goal to move from the Over-The-Counter Bulletin Board (OTCBB) stock exchange to either AMEX or NASDAQ. We believe that these exchanges offer us more visibility to the financial markets as well as less volatility in our trading patterns. As such, our management has made it a twelve month objective to at least start the process of moving to one of these other exchanges.

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

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------



                          Independent Auditors' Report


The Board of Directors and Shareholders
Maximum Dynamics, Inc.:


We have audited the accompanying consolidated balance sheet of Maximum Dynamics, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maximum Dynamics, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company acquired two subsidiaries during the year ended December 31, 2003. As a result, the financial statements as of and for the year ended December 31, 2003 are reported on a consolidated basis. The financial statements for the year ended December 31, 2002 are not consolidated.



Cordovano and Honeck, P.C.
Denver, Colorado
April 13, 2004

                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-1

Consolidated Balance Sheet at December 31, 2003.............................F-3

Consolidated Statements of Operations for the years ended
     December 31, 2003 and 2002.............................................F-4

Consolidated Statement of Changes in Shareholders' Deficit from
     January 1, 2002 through December 31, 2003.........................F-5 -F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2003 and 2002.............................................F-7

Notes to Consolidated Financial Statements.......................... F-8 - F-20

                             MAXIMUM DYNAMICS, INC.
                CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2003


                                December 31, 2003

 Assets
Current assets:
    Cash...............................................................       $         26,417
    Accounts receivable................................................                  4,888
    Employee advances..................................................                    169
                                                                              -----------------
                  Total current assets.................................                 31,474

Property and equipment, net of accumulated
    depreciation of $80,555 (Note 3)...................................                 94,197
Intangible assets (Note 4):
    Intellectual property, net of accumulated
       amortization of $12,931.........................................                219,834
    License rights, net of accumulated
       amortization of $24,667.........................................                 15,333
                                                                              -----------------

                                                                              $        360,838
                                                                              =================

                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities...........................       $         94,543
    Notes payable (Note 5).............................................                401,667
    Accrued interest (Note 5)..........................................                326,981
                                                                              ----------------
                  Total current liabilities............................                823,191
                                                                              ----------------

Minority interest (Note 9).............................................                 18,986
                                                                              ----------------

Shareholders' deficit (Note 6):
    Preferred stock, no par value; 20,000,000 shares authorized,
       -0- shares issued and outstanding...............................                     --
    Common stock, no par value; 200,000,000 shares authorized,
       61,809,687 shares issued and outstanding........................              4,542,719
    Additional paid-in capital.........................................                573,225
    Retained deficit, including a deficit of $775,272 accumulated
       during the development stage....................................             (5,597,547)
    Accumulated other comprehensive income:
       Cumulative translation adjustment...............................                    264
                                                                              ----------------

                  Total shareholders' deficit..........................               (481,339)
                                                                              ----------------

                                                                              $        360,838
                                                                              =================

                             MAXIMUM DYNAMICS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                                                                        For the Years Ended
                                                                            December 31,
                                                                --------------------------------------
                                                                      2003                 2002
                                                                ------------------   -----------------
Revenue.......................................................  $        211,598     $         95,300
                                                                ------------------   -----------------

Selling, general and administrative...........................           361,518               77,069
Other general expenses:
    Stock-based compensation (Notes 2 and 6):
       Employee services......................................           702,500                   --
       Consulting services....................................           816,250              240,000
    Contributed services (Note 2).............................           205,850              181,875
    Contributed rent (Note 2).................................                --                1,500
    Consulting, related parties (Note 2)......................                --               17,600
    Distribution rights (Note 6)..............................           100,000                   --
    Asset impairment charges (Note 4).........................           710,458                   --
    Goodwill impairment charges (Note 9)......................         1,018,999                   --
    Depreciation and amortization (Notes 3 and 4).............           801,502               24,889
                                                                ------------------   -----------------

                    Total operating expenses..................         4,717,077              542,933
                                                                ------------------   -----------------

                    Operating loss............................        (4,505,479)            (447,633)

Non-operating income:
    Gain on forgiveness of debt (Note 5)......................            50,000                   --
Interest expense (Note 5).....................................          (353,898)              (1,872)
                                                                ------------------   -----------------

                    Loss before income taxes and
                       minority interest......................        (4,809,377)            (449,505)

Income tax provision (Note 7).................................                --                   --
                                                                ------------------   -----------------

                    Loss before minority interest.............        (4,809,377)            (449,505)

Minority interest in income of
    consolidated subsidiaries (Note 1)........................           (12,898)                  --
                                                                ------------------   -----------------

                    Net loss..................................  $     (4,822,275)    $       (449,505)
                                                                ==================   =================

Basic and diluted loss per share..............................  $         (0.12)     $          (0.02)
                                                                ==================   =================

Weighted average common shares outstanding....................        39,858,724           24,104,487
                                                                ==================   =================

                             MAXIMUM DYNAMICS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT FROM
                    JANUARY 1, 2002 THROUGH DECEMBER 31, 2003


                                                                                                        Other
                                                                                                     Comprehensive
                                                                                                         Loss
                                                                                                     ------------
                                                      Common Stock         Additional                 Cumulative
                                                ----------------------     Paid-In       Retained     Translation
                                                 Shares         Amount     Capital       Deficit      Adjustment       Total
                                                ----------- ------------  -----------  ------------  ------------  -------------
Balance at
    January 1, 2002.............................  8,650,000 $    173,000  $   184,000  $   (325,767) $         --  $      31,233
Sale of common stock pursuant to a a private
    placement offering, net of offering
    costs of $5,000 (100,000 shares of common
    stock issued to attorney in
    exchange for legal services)
    ($.05 per share) (Note 6)                       900,000       40,000           --            --            --         40,000
Asset Purchase Agreement closed
    with Barrington Gap (Notes 6 and 8)           1,060,000       53,000           --            --            --         53,000
2.5:1 stock split (Note 6)                       15,915,000           --           --            --            --             --
Cancellation of common shares                    (5,450,000)          --           --            --            --             --
Asset Purchase Agreement closed
    with Equity Research, Inc.
    (Notes 4 and 6).............................  5,450,000    1,090,000           --            --            --      1,090,000
Common stock issued in exchange for
    engineering services (Note 6)...............  2,000,000      240,000           --            --            --        240,000
Services contributed by officers
    (Note 2)....................................         --           --      181,875            --            --        181,875
Rent contributed by an officer (Note 2).........         --           --        1,500            --            --          1,500
Comprehensive loss:
    Net loss....................................         --           --           --      (449,505)           --       (449,505)
    Cumulative translation adjustment...........         --           --           --            --            --             --
                                                                                                                   -------------
Comprehensive loss..............................         --           --           --            --            --       (449,505)
                                                ----------- ------------  -----------  ------------  ------------  -------------
Balance at
    December 31, 2002........................... 28,525,000    1,596,000      367,375      (775,272)           --      1,188,103

                             MAXIMUM DYNAMICS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT FROM
                    JANUARY 1, 2002 THROUGH DECEMBER 31, 2003


                                                                                                        Other
                                                                                                     Comprehensive
                                                                                                        Loss
                                                                                                     ------------
                                                       Common Stock       Additional                  Cumulative
                                                ------------------------    Paid-In     Retained     Translation
                                                   Shares       Amount     Capital       Deficit      Adjustment       Total
                                                ----------- ------------  -----------  ------------  ------------    -----------
Common stock issued in exchange for
    consulting services (Note 6)................  5,090,000      127,250           --            --            --        127,250
Common stock issued in lieu of
    compensation to officers and
    employees (Note 2)..........................  7,025,000      702,500           --            --            --        702,500
Common stock issued in exchange for
    consulting services (Note 6)................  6,890,000      689,000           --            --            --        689,000
Common stock issued in Unilogic
    acquisition agreement (Notes 6 and 9).......  6,000,000      600,000           --            --            --        600,000
Common stock issued to acquire
    distribution rights (Note 6)................  1,000,000      100,000           --            --            --        100,000
Common stock issued in Tagnet
    acquisition agreement (Notes 6 and 9).......  6,000,000      600,000           --            --            --        600,000

Sale of common stock (Note 6)...................  1,050,000      105,000           --            --            --        105,000
Common stock issued as payment of
    accrued interest payable (Note 6)...........    229,687       22,969           --            --            --         22,969
Services contributed by officers
    (Note 2)....................................         --           --      205,850            --            --        205,850
Comprehensive loss:
    Net loss....................................         --           --           --    (4,822,275)           --      4,822,275)
    Cumulative translation adjustment...........         --           --           --            --           264            264
                                                                                                                     -----------
Comprehensive loss..............................         --           --       .   --            --            --     (4,822,011)
                                                -----------  -----------   ----------  ------------  ------------    -----------
Balance at
    December 31, 2003..........................  61,809,687  $ 4,542,719   $  573,225  $(5,597,547)  $        264    $  (481,339)
                                                ===========  ===========   ==========  ============  ============    ===========

                             MAXIMUM DYNAMICS, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            ------------------   ------------------
Cash flows from operating activities:
    Net loss.............................................................   $       (4,822,275)  $        (449,505)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization..................................              801,502              24,889
          Common stock issued in exchange for
             services (Notes 2 and 6)....................................            1,518,750             240,000
          Common stock issued in exchange for
             distribution rights (Note 6)................................              100,000                  --
          Services contributed by officers (Note 2)......................              205,850             181,875
          Rent contributed by an officer (Note 2)........................                  --                1,500
          Asset impairment charges.......................................            1,729,457                  --
          (Gain) on debt forgiveness.....................................              (50,000)                 --
          Changes in operating assets and liabilities:
             Cash acquired in Maseco acquisition.........................                   63                  --
             Account and other receivables...............................               (2,000)                 --
             Accounts payable and accrued expenses.......................               (7,548)             34,496
             Accrued interest............................................              349,950                  --
                                                                            ------------------   ------------------
                      Net cash (used in) provided by
                         operating activities............................             (176,251)             33,255
                                                                            ------------------   ------------------

Cash flows from investing activities:
    Purchases of equipment...............................................               (2,076)            (70,342)
                                                                            ------------------   ------------------
                      Net cash used in
                         investing activities............................               (2,076)            (70,342)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Repayment of working capital advance.................................                   --                (100)
    Proceeds from issuance of notes payable (Note 5).....................              165,000                  --
    Repayment of notes payable (Note 5)..................................              (68,333)                 --
    Proceeds from sale of common stock...................................              105,000              40,000
                                                                            ------------------   ------------------
                      Net cash provided by
                         financing activities............................              201,667              39,900
                                                                            ------------------   ------------------

Effect of exchange rate changes on cash..................................                  264                  --
                                                                            ------------------   ------------------
                         Net change in cash..............................               23,604               2,813

Cash, beginning of year..................................................                2,813                  --
                                                                            ------------------   ------------------

Cash, end of year........................................................   $           26,417   $           2,813
                                                                            ==================   ==================


Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes......................................................   $               --   $              --
                                                                            ==================   ==================
       Interest..........................................................   $               --   $              --
                                                                            ==================   ==================

    Non-cash investing and financing transactions:
       Common stock issued in Barrington Gap Asset
          Purchase Agreement (Notes 6 and 8).............................   $               --   $          53,000
                                                                            ==================   ==================
       Common stock and debt issued in exchange for
          Mini-Cap Sector intellectual property (Notes 4 and 6)..........   $               --   $       1,445,000
                                                                            ==================   ==================
       Common stock issued in exchange for
          offering costs.................................................   $               --   $          (5,000)
                                                                            ==================   ==================
       Common stock issued in Unilogic Acquisition
          Agreement (Notes 6 and 9)......................................   $          600,000   $              --
                                                                            ==================   ==================
       Common stock issued in Tagnet Acquisition
          Agreement (Notes 6 and 9)......................................   $          600,000   $              --
                                                                            ==================   ==================
       Common stock issued as payment of accrued
          interest payable (Note 6)......................................   $          (22,969)  $              --
                                                                            ==================   ==================

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


(1)      NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Maximum Dynamics, Inc. (referred to herein as "we", "us", and "our") was incorporated on August 23, 2000 to engage in computer software development. On December 12, 2000, we secured a five-year exclusive license for a software system developed by Europa Global, Inc., in exchange for 2,000,000 shares of our common stock (see Note 4). Europa initially developed the software system before licensing it to us and we continued development of the software under the name Datalus.

On October 8, 2002, we acquired the assets of Barrington Gap, Inc., a Colorado corporation and our first customer, in exchange for consideration totaling $100,000 (see Note 8). The assets included Internet marketing software, prospecting software, and web data integration/sales and marketing software.

On September 24, 2003, we acquired 51 percent of the outstanding common stock of Unilogic Solutions, (Pty), Ltd. ("Unilogic"), a South African company. In March 2004, we acquired the remaining 49 percent of Unilogic outstanding common stock, which made Unilogic our wholly-owned subsidiary (see Note 9). We acquired Unilogic to obtain ownership of its intellectual property and software applications as well as to be able to pursue other markets not previously addressed by us.

On October 31, 2003, we acquired 89 percent of the outstanding common stock of Tagnet International A/S ("Tagnet"), a Danish company (formerly Maseco Denmark A/S) (see Note 9). We acquired Tagnet to obtain its real-time tracking and mobile logistics technology.

Presentation
------------

During 2003, we changed the manner in which we present our operating results and cash flows. Management no longer considers us in the development stage as defined by the FASB Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Companies". As a result, cumulative operating results and cash flow information are no longer presented in our consolidated financial statements. This change does not affect our operating results or financial position. Accordingly, no pro forma financial information is necessary.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we have incurred significant operating losses since inception. This factor, among others, indicates that we may be unable to continue as a going concern for reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. We are currently dependent upon our ability to generate working capital through debt financing, the sale of our common stock and our operating revenue. Our management intends to continue to satisfy cash requirements through the sale of our common stock until we attain profitability. In addition, management plans to continue the policy of issuing common stock in exchange for services.

Inherent in our business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon strategic alliances. Our future success will be dependent upon our ability to create and provide effective and competitive software development and services and our ability to develop and provide new services that meet customers changing

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


requirements; including the effective use of leading technologies to continue to enhance its current services and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

There is no assurance that we will be successful in generating additional working capital, creating competitive services, or attaining profitability.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Maximum Dynamics, Inc., our wholly owned subsidiary (Unilogic), and our 89 percent owned subsidiary (Tagnet). All significant intercompany accounts and transactions have been eliminated in consolidation.

The operations of Unilogic and Tagnet are included in our consolidated statement of operations for the year ended December 31, 2003 from the date of acquisition.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

The accompanying financial statements contain estimates of the fair value of the consideration (shares of common stock) exchanged for property and equipment, intellectual property, license rights, compensation expense and consulting services that have a material affect on the statements. In estimating the fair value of the shares of the common stock issued, the Board of Directors considered the market value of the common stock and contemporaneous stock issuances and sales to unrelated third parties. In estimating the value of contributed services, the Board of Directors considered prevailing rates. In addition, the financial statements are materially affected by the estimated service lives of the property and equipment, intellectual property, and license rights.

CASH AND CASH EQUIVALENTS

We consider all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2003.

RECEIVABLES

We have no allowance established for doubtful accounts receivable as management considers all receivables to be fully collectible.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost and are depreciated over their estimated useful lives, estimated at 3 years, using the straight-line method.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS

Our intangible assets consist of real-time tracking and mobile logistics technology acquired through our 89 percent acquisition of Tagnet and license rights. These intangible assets are stated at cost and amortized over periods ranging from 3 to 5 years (see Note 4).

GOODWILL AND IMPAIRMENT

Goodwill consisted of amounts recorded with the acquisitions of Unilogic and Tagnet on September 24, 2003 ($602,443) and October 31, 2003 ($416,556),
respectively. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized but is tested for impairment at the end of each accounting period. SFAS 142 requires us to perform a goodwill and intangible assets impairment test on an annual basis. Any impairment charges resulting from the application of this test in the future would be immediately recorded as a charge to earnings in our consolidated statement of operations. Effective December 31, 2003, management determined that the above goodwill should be written off and recorded an asset impairment charge totaling $1,018,999 (see Note 9).

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

REVENUE AND COST RECOGNITION

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred.

The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition", and Financial Accounting Standards Board Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


The majority of our revenue is earned through its contract to reconstruct hedge fund records by using the software system acquired in the Datalus license agreement (see Note 4). The contract automatically renews on a month-to-month basis unless terminated by either party upon 30 day advance written notice.

The contract does not provide for post-contract customer support. The contract does not permit returns, refunds or exchanges.

FINANCIAL INSTRUMENTS

We have determined, based on available market information and appropriate valuation methodologies, that the fair value of our financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to the short-term maturity of the instruments.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

(2)      RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, we issued 7,025,000 shares of our no par value common stock to our officers and employees as payment for salaries. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. Stock-based compensation expense of $702,500 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2003.

Three officers contributed software programming, business development and administrative services to us totaling $205,850 and $181,875 for the years ended December 31, 2003 and 2002, respectively. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as "Contributed services" with a corresponding credit to "Additional paid-in capital".

An officer contributed our office space from inception through June 30, 2002. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as "Contributed rent" with a corresponding credit to "Additional paid-in capital".

During the year ended December 31, 2002, we paid certain shareholders $17,600 for software programming, engineering and other consulting services. The $17,600 is included in the accompanying financial statements as "Consulting, related parties".

(3)      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

                              MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


            Computer equiptment               $     59,460
            Network equiptment                      15,718
            Internet marketing network system       21,080
            Internet marketing system software      72,484
            Other equiptment                         6,010
                                              ------------
                                                   174,752
                                                   (80,555)
                                              ------------
                                              $     94,197
                                              ============

Depreciation expense totaled $41,643 and $4,847 for the years ended December 31, 2003 and 2002, respectively.

(4)      INTANGIBLE ASSETS

MINI-CAP SECTOR

On November 26, 2002, we signed a letter of intent with Equity Research, Inc. ("ERI") to acquire the Mini-Cap Sector ("MCS"). The transaction closed in December 2002. Under the terms of the agreement, we issued a total of 5,450,000 shares of our common stock to ERI and four individuals. In addition, the Company issued promissory notes totaling $285,000 and $70,000 to ERI and an individual, respectively (see Note 5). The MCS includes proprietary trading models, proprietary research methodologies, published research on more than 100 companies, a mini-cap index, a mini-cap database, a financial consulting and investment banking service, and fully integrated websites that contain subscriber bases and access to research reports. The Mini-Cap Sector is a term used to describe the sector of companies with market capitalizations under $50 million.

The MCS was capitalized for a total of $1,445,000 based on the value of the common stock ($1,090,000) and promissory notes ($355,000) issued. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.20 per share. The MCS is amortized over a period of two years. Amortization expense related to the MCS totaled $722,500 and $12,042 for the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2003, management completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded an asset impairment charge of $710,458, to write down the MCS intellectual property to $-0-.

LICENSE RIGHTS

On December 12, 2000, we issued 2,000,000 shares of our common stock in exchange for the five year license agreement. The rights received in the Datalus license agreement were capitalized and are amortized over a period of five years, the length of the license agreement. The shares issued were valued at $40,000, or $.02 per share. This valuation was in accordance with the license agreement and was consistent with other contemporaneous stock issuances in December 2000 (see
Note 10).

Amortization expense related to the license rights totaled $8,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively.

REAL-TIME TRACKING AND MOBILE LOGISTICS TECHNOLOGY

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


On October 31, 2003, as part of our 89 percent acquisition of Tagnet, we acquired intellectual property related to real-time tracking and mobile logistics technology valued at $232,765. We acquired this technology in order to develop a unique real-time mobile tracking product called TagNet.

Amortization expense totaled $12,931 and $-0- for the years ended December 31, 2003 and 2002, respectively.

(5)      NOTES PAYABLE

MINI-CAP SECTOR

On December 12, 2002, we issued two promissory notes payable ($285,000 and $70,000) in connection with the acquisition of the MCS (see Note 4). The notes are to be repaid from the revenues generated for the MCS assets. Interest expense on the notes commenced February 15, 2003. During 2003, the holder of the $70,000 promissory note agreed to accept payment of $20,000 and forgive the balance of the debt. The $50,000 forgiveness of debt is included in the accompanying consolidated financial statements as "Gain on forgiveness of debt".

The remaining $285,000 note payable carries an eight percent interest rate and matures on February 15, 2004 (see Note 10). Interest expense and accrued interest payable on the note totaled $19,950 and $19,950, respectively, at December 31, 2003.

OTHER NOTES PAYABLE

During the years ended December 31, 2003, we issued seven promissory notes to individuals in exchange for $165,000. Prior to December 31, 2003, we repaid $48,333 against the notes (see Note 10). The promissory notes consisted of the following at December 31, 2003:

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements

                                                                                   Accretion
                                                                   Principal       of Interest
                                                                ---------------- ----------------
Note payable to individual, repayable with a combination
     of cash and stock totaling $75,000, matures August 31,
     2003, unsecured (In Default)                               $             -  $         50,000
Note payable to individual, repayable with a combination
     of cash and stock totaling $75,000, matures August 31,
     2003, unsecured (In Default)                                         25,000           50,000
Note payable to individual, repayable with a combination
     of cash and stock totaling $75,000, matures August 31,
     2003, unsecured (In Default)                                         25,000           50,000
Note payable to individual, repayable with a combination
     of cash and stock totaling $105,000, matures August 31,
     2003, unsecured (In Default)                                         23,333           70,000
Note payable to individual, repayable with a combination
     of cash and stock totaling $60,000, matures August 31,
     2003, unsecured (In Default)                                         20,000           30,812
Note payable to individual, repayable with a combination
     of cash and stock totaling $15,000, matures August 31,
     2003, unsecured (In Default)                                          3,333           10,000
Note payable to individual, repayable with a combination
     of cash and stock totaling $90,000, matures August 31,
     2003, unsecured (In Default)                                         20,000           46,219
                                                                ---------------- ----------------
                                                                $        116,666 $        307,031
                                                                ================ ================


                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


Interest expense totaled $330,000 for the year ended December 31, 2003. Accrued interest payable on the promissory notes totaled $307,031 at December 31, 2003.

(6)      SHAREHOLDERS' DEFICIT

PREFERRED STOCK

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. We had no preferred shares issued and outstanding at December 31, 2003.

COMMON STOCK SPLIT

On November 18, 2002, our Board of Directors declared a 2.5 for 1 forward split of its no par value common stock for shareholders of record on November 29, 2002. The stock split increased the number of common shares outstanding from 10,610,000 to 26,525,000 on November 29, 2002.

PRIVATE PLACEMENT OFFERINGS

During December 2003, we conducted a private placement offering whereby we sold 1,050,000 shares of our common stock for $.10 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. We relied upon exemptions from registration believed by us to be available under federal and state securities laws in connection with the offering. The shares were sold through our officers and directors. We received proceeds from the offering totaling $105,000.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


During January 2002, we conducted a private placement offering whereby we sold 800,000 shares (2,000,000 shares post-split) of our common stock for $.05 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. We relied upon exemptions from registration believed by us to be available under federal and state securities laws in connection with the offering. The shares were sold through our officers and directors. We received proceeds from the offering totaling $40,000.

In addition, we issued 100,000 shares of our common stock in exchange for legal services related to our 2002 private placement offering. The transaction was valued at $.05 per share. As a result, we recognized offering costs totaling $5,000 in the accompanying financial statements.

COMMON STOCK ISSUANCES

During September and December 2003, we issued 6,890,000 shares of our common stock to unrelated third parties in exchange for software engineering, marketing, advisory board and business development services. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. Stock-based compensation expense of $689,000 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2003.

During December 2003, we issued 229,687 shares of our common stock to promissory note holders as payment for accrued interest on the related debt. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. The stock issuances reduced our accrued interest payable by $22,969.

On September 24, 2003, we issued 6,000,000 shares of our restricted common stock to acquire a 51 percent interest in Unilogic (see Note 9). The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share.

On October 27, 2003, we acquired the exclusive rights to distribute all financial and communications hardware and electronics solutions of Hong Kong based M.POS Holding Limited into the continent of Africa. We also have the first right of refusal for the exclusive distribution rights into the United States and Mexico. We acquired the rights in exchange for 1,000,000 shares of our restricted common stock. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share.

On October 31, 2003, we issued 6,000,000 shares of our restricted common stock to acquire an 89 percent interest in Tagnet (see Note 9). The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share.

During March 2003, we issued 5,090,000 shares of our common stock to unrelated third parties in exchange for software engineering, marketing and business development services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.025 per share. Stock-based compensation expense of $127,250 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2003.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


During November 2002, we issued 1,060,000 shares (2,650,000 shares post-split) of our common stock to BGI as part of an Asset Purchase Agreement (see Note 8). The shares were valued based on the market value of our common stock on the transaction date, or $.05 per share.

During November 2002, we issued 5,450,000 shares of our common stock to ERI and four individuals as part of an Asset Purchase Agreement (see Note 4). The shares issued in the transaction were valued based on the market value of our common stock on the transaction date, or $.20 per share.

During December 2002, we issued 2,000,000 shares of our common stock to unrelated third parties in exchange for engineering services. The shares issued in the transaction were valued based on the market value of our common stock on the transaction date, or $.12 per share. Stock-based compensation expense of $240,000 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2002.

(7)      INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:


                                                    Years Ended
                                                    December 31,
                                            ------------------------------
                                                     2003            2002
                                            -------------    -------------
U.S. federal statutory graduated rate             34.00%           34.00%
State income tax rate,
  net of federal benefit                           3.06%            3.06%
Contributed rent and services                     -1.59%          -13.47%
Net operating loss for which no tax
  benefit is currently available                 -35.47%          -23.59%
                                           ==============     =============
                                                   0.00%            0.00%
                                           ==============     =============


At December 31, 2003, deferred tax assets consisted of a net tax asset of $1,884,638, due to operating loss carryforwards of $5,024,322, which was fully allowed for, in the valuation allowance of $1,884,638. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $1,710,653 and $133,273, respectively. The current tax benefit also totaled $1,710,653 and $133,273 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carryforward expires through the year 2023.

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

Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(8)      ASSET PURCHASE AGREEMENT

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


On October 8, 2002, we entered into an Asset Purchase Agreement with Barrington Gap, Inc. ("BGI"), a Colorado corporation. In accordance with the Agreement, BGI sold its Internet marketing software, software development, maintenance and customer contracts, and other proprietary knowledge used in our operations to us in exchange for consideration totaling $100,000. The $100,000 consists of the extinguishment of a $47,000 liability owed by BGI to the Company under a subcontract agreement, and 1,060,000 shares of the Company's common stock valued at $53,000 ($.05 per share).

The unaudited pro forma condensed statements of operations that give effect to the acquisition of BGI's assets as if it had occurred at the beginning of the periods presented are included in the financial statements of our December 31, 2002 Form 10-KSB filing.

(9)      ACQUISITION AGREEMENTS

UNILOGIC

On September 24, 2003, we entered into an Acquisition Agreement with Unilogic. Under the Agreement, the Company acquired 51 percent of the issued and outstanding common stock of Unilogic in exchange for 6,000,000 shares of our restricted common stock and $72,000 to be paid in equal installments over a 12-month period commencing October 31, 2003. The $72,000 cash payments were subsequently forgiven and, in March 2004, we acquired the remaining 49 percent of Unilogic outstanding common stock for 1,000,000 shares of our common stock, which made Unilogic our wholly-owned subsidiary. Due to the subsequent 49 percent acquisition of Unilogic, no minority interest is reflected in the accompanying consolidated financial statements as of December 31, 2003.

Unilogic has developed a suite of electronic content management and business workflow software applications that overlap in functionality with our software systems. The acquisition was completed so that the companies could enhance their respective software applications and leverage each other to tackle other markets for which the software applications can solve critical business problems.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The aggregate purchase price was $600,000, consisting of 6,000,000 shares of our common stock with a fair value of $.10 per share on the acquisition date, based on contemporaneous stock sales to unrelated third parties. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of acquisition:


                   September 24, 2003

Equiptment                       $    13,929
                                 -----------
Total asets acquired                  13,929
                                 -----------
Current liabilities                  (16,372)
                                 -----------
Total liabilities assumed        $   (16,372)
                                 ============
Net liabilities acquired         $    (2,443)
                                 ============


Goodwill recognized in the acquisition totaled $602,443, consisting of the amount the purchase price ($600,000) exceeds the fair value of the net liabilities acquired ($2,443).

Effective December 31, 2003, because both Unilogic and Maximum have incurred net losses since inception and the fair value of the net assets obtained in the Unilogic acquisition could not be objectively verified, management determined that the goodwill recorded as part of the Unilogic acquisition should be written off and we recorded an asset impairment charge totaling $602,443.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


TAGNET

On October 31, 2003, we entered into an Acquisition Agreement with Tagnet. Under the Agreement, the Company acquired 89 percent of the issued and outstanding common stock of Tagnet in exchange for 6,000,000 shares of our restricted common stock. A minority interest is reflected in the accompanying consolidated financial statements for the 11 percent of Tagnet's net assets not owned by us at December 31, 2003.

We acquired Tagnet to obtain its real-time tracking and mobile logistics technology in order to develop a unique real-time mobile tracking product called TagNet.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The aggregate purchase price was $600,000, consisting of 6,000,000 shares of our common stock with a fair value of $.10 per share on the acquisition date, based on contemporaneous stock sales to unrelated third parties. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date of acquisition:


              October 31, 2003
Cash                                          $               63
Intellectual property                                    232,765
                                              -------------------
Total assets acquired                                    232,828
                                              -------------------
Current liabilities                                      (49,384)
                                              -------------------
Total liabilities assumed                                (49,384)
                                              -------------------
Net assets acquired                           $          183,444
                                              ===================

Goodwill recognized in the acquisition totaled $416,556, consisting of the amount the purchase price ($600,000) exceeds the fair value of the net assets acquired ($183,444).

Effective December 31, 2003, because both Tagnet and Maximum have incurred net losses since inception and the fair value of the net assets obtained in the Tagnet acquisition could not be objectively verified, management determined that the goodwill recorded as part of the Tagnet acquisition should be written off and we recorded an asset impairment charge totaling $416,556.

PRO FORMA STATEMENTS

The following unaudited pro forma condensed statements of operations give effect to the Unilogic and Tagnet acquisitions as if they had occurred at the beginning of the periods presented. The unaudited pro forma condensed statements of operations are not necessarily indicative of results of operations had the acquisition occurred at the beginning of the periods presented nor of results to be expected in the future.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


        PRO FORMA CONDENSED STATEMENT OF OPERATIONS For the Year Ended
                                December 31, 2003
                                    Unaudited

                                                                                                  Pro Forma
                                                                                   -------------------------------------
                                         Maximum        Unilogic      Tagnet          Adjustments           Combined
                                     ----------------  ----------- --------------  ----------------     ----------------
Sales                                $       159,053   $   29,772  $      22,773   $             -      $        211,598
Stock-based compensation                  (1,518,750)           -              -                 -            (1,518,750)
Asset impairment charges                    (710,458)           -              -        (1,018,999)   B       (1,729,457)
Other operating expenses                  (1,672,828)     (34,181)       (36,394)                -            (1,743,403)
                                     ----------------  ----------- --------------  ----------------     ----------------
Net loss                             $    (3,742,983)  $   (4,409) $     (13,621)  $     1,018,999)     $     (4,780,012)
                                     ================  =========== ==============  ================     ================

Net loss per share                   $         (0.09)  $   (44.09) $       (0.03)  $         44.11    A $          (0.10)
                                     ================  =========== ==============                       ================
Weighted average common shares
   outstanding                            39,858,724          100        505,618         7,994,282    A       48,358,724
                                     ================  =========== ==============                       ================



PRO FORMA ADJUSTMENTS - 2003 STATEMENT OF OPERATIONS
A. To increase issued and outstanding common shares for 12,000,000 shares issued under the terms of the acquisition agreements.
B. To record the asset impairment charges recognized against the goodwill calculated for the acquisitions.



                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 2002
                                    Unaudited

                                                                                                 Pro Forma
                                                                                   -------------------------------------
                                         Maximum        Unilogic      Tagnet         Adjustments           Combined
                                     ----------------  ----------- --------------  ----------------     ----------------
Sales                                $        95,300   $   34,294  $          55   $             -      $        129,649
Stock-based compensation                    (240,000)           -              -                 -              (240,000)
Asset impairment charges                           -            -              -        (1,018,999)   B       (1,018,999)
Other operating expenses                    (304,805)     (33,442)           (20)                -              (338,267)
                                     ----------------  ----------- --------------  ----------------     ----------------
Net income (loss)                    $      (449,505)  $       852 $          35   $    (1,018,999)     $     (1,467,617)
                                     ================  =========== ==============  ================     ================

Net income (loss) per share          $         (0.02)  $      8.52 $        0.00   $         (8.55)   A $         (0.04)
                                     ================  =========== ==============                       ================
Weighted average common shares
   outstanding                            24,104,487           100       505,618        11,494,282    A      36,104,487
                                     ================  =========== ==============                       ================


PRO FORMA ADJUSTMENTS - 2002 STATEMENT OF OPERATIONS
A. To increase issued and outstanding common shares for 12,000,000 shares issued under the terms of the acquisition agreements.
B. To record the asset impairment charges recognized against the goodwill calculated for the acquisitions.

The unaudited pro forma condensed financial information does not show any adjustments for a change in the income tax benefit as the total pro forma benefit for income taxes would be offset by any valuation allowance due to any deferred tax asset derived from net operating losses. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

                             MAXIMUM DYNAMICS, INC.
                   Notes to Consolidated Financial Statements


(10)     Subsequent Events

During January and February 2004, we settled the six promissory notes that had a total balance of $116,666 as of December 31, 2003, for cash payments of $135,834 and the issuance of 965,833 shares of our common stock.

On February 4, 2004, we acquired ownership of the Datalus software system in exchange for 2,000,000 shares of our common stock.

On March 4, 2004, we acquired a 20 percent equity interest in E-SAP Project Management and Consulting (Proprietary) Limited ("E-SAP"), a South African company, in exchange for 2,000,000 shares of our restricted common stock. E-SAP is a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. E-SAP has extensive experience both in the management of large end-to-end engagements and the development and implementation of complex and sophisticated solutions across many industries

On March 15, 2004, we renegotiated payment of the $285,000 promissory note owed for the MCS acquisition. Under the terms of the settlement, we have agreed to pay the debt holder five monthly payments of $6,600 commencing May 1, 2004 and issue 650,000 shares of our restricted common stock. None of the settlement consideration had been paid as of the date of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS.

Our directors and principal executive officers are as specified on the following table:

 ================== ======== ==================================================
 NAME                 AGE                         POSITION
 ------------------ -------- --------------------------------------------------
 Eric Majors           34     Chief Executive Officer, Corporate Secretary and
                                     Chairman of the Board of Directors
 ------------------ -------- --------------------------------------------------
 Joshua Wolcott        31             Chief Financial Officer, Director
 ------------------ -------- --------------------------------------------------
 Paul Stabnow          26            Chief Technology Officer, Director
 ------------------ -------- --------------------------------------------------
 Franco Maccioni       40          Managing Director, Maximum Dynamics SA
 ------------------ -------- --------------------------------------------------
 Johannes Clausen      48        Managing Director, TagNet International A/S
 ================== ======== ==================================================

ERIC MAJORS, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CORPORATE SECRETARY AND CHAIRMAN OF THE BOARD OF DIRECTORS. Prior to founding the Company in 2000, Mr. Majors ran Force Financial Systems Group ("FFSG"), a registered investment advising firm that is registered in the State of Colorado, as a sole proprietor since 1996 while he contracted engineering services. Mr. Major believes that his status as a registered investment advisor is extremely important to our success and marketing our products to other investment advisors and fund managers. Mr. Major's employment history includes, Senior Design Engineer, MCI WorldCom; Design Engineer, Ford Microelectronics; Design Engineer, Catalina Research, and Software Engineer for Stanford Telecom. As an engineer, Mr. Majors has extensive experience in computer chip design, software development and Internet based technologies. Mr. Majors is also a Registered Financial Advisor in the State of Colorado and, as such, serves as an individual and corporate consultant in the field of financial investments, fund management, international investments and financial trading models. Mr. Majors received his Bachelors of Science Degree in Electrical Engineering from the University of Colorado with an emphasis in Computer Science. Mr. Majors is a part time member of the teacher's faculty of Denver Technical College (DeVry, Inc.) and serves as an instructor of the C/C++ course series from beginner through advanced. Mr. Majors is not an officer or director of any reporting company.

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

FRANCO MACCIONI. Mr. Maccioni is the Managing Director, Maximum Dynamics SA, formerly Unilogic Solutions. Before founding Unilogic Solutions, Mr. Maccioni held the position of Managing Director at Expressed Solutions (Pty) Ltd, a company that he co-founded in 1998 and co-owned. Under his guidance and management, the company conceptualized, developed and brought to market the Docmate(TM) Integrated Document Management System, a generic suite of imaging, archiving and retrieval software. Mr. Maccioni also developed the product range and branding around the product line, Intellimate(TM), a suite of mobile software systems for Mobile PDA systems. Mr. Maccioni has 18 years of experience in the IT industry, having held positions with IT consulting firm Kaplan & Hull and prior to that with Cape Cardiff Data, an outsourced MIS company. Mr. Maccioni is not an officer or director of any other reporting company.

JOHANNES CLAUSEN. Mr. Clausen is the Managing Director of TagNet International A/S. Representing our international alliance and strategic business interests, Mr. Clausen is an integral part of Maseco's development infrastructure. In 1996, Mr. Clausen assisted in founding Maseco System Integrators (Pty) Ltd and also took a directorship (financial) with the company. In the same year, he was appointed managing director of the Compel Group, which includes such companies as Compel A/S, CommGroup A/S, Mobile Data Communication A/S and Business Research A/S. Since 1982, he has founded and managed several Danish companies including Compel A/S (1985), Adcomp Denmark A/S (1990), Azlan Denmark A/S
(1993), CommGroup A/S (1994) and Mobile Data Communication A/S (1995). He also served on the board of directors of the European-based companies Adcomp Europe (1990-1992) and Azlan Europe (1993-1994). Mr Clausen studied Mathematics and Physics at the University of Copenhagen as well as Electronics and Information Technology at the Technical University of Copenhagen. Mr. Clausen is not an officer or director of any other reporting company.

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

Audit Committee and Financial Expert. Because our Board of Director currently consists of only three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2. It is our goal to set up an audit committee and add a financial expert to our Board this year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

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

=============================== ====== ================================= ============================================= =============
                                             Annual Compensation                    Long Term Compensation
------------------------------- ------ --------------------------------- --------------------------------------------- -------------
 Name and Principal Position    Year   Salary  Bonus     Other Annual                Awards                 Payouts      All Other
                                        ($)     ($)    Compensation ($)                                                 Compensation
------------------------------- ------ ------- ------- ----------------- -------------------------------- ------------ -------------
                                                                          Restricted      Securities         LTIP
                                                                            Stock         Underlying       Payouts ($)
                                                                          Awards ($)   Options/SARs (#)
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Eric R. Majors - Chief          2002    None    None         None            None            None            None         $72,000(1)
Executive Officer, Secretary,
former Chief Financial Officer
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
                                2003    None    None         None            None            None            None           None
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Rodney Ramsay - former          2002    None    None         None            None            None            None           None
President
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
                                2003    None    None         None            None            None            None           None
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Nathan Enger - former Vice      2002    None    None         None            None            None            None           None
President
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
                                2003    None    None         None            None            None            None           None
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Joshua Wolcott - Chief          2003    None    None         None            None            None            None         $72,000(1)
Financial Officer
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
                                2002    None    None         None            None            None            None            None
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Paul Stabnow - Chief            2003    None    None         None            None            None            None         $27,900(1)
Technical Officer
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
                                2002    None    None         None            None            None            None           None
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Franco Maccioni - Managing                                   None            None            None            None
Director, Maximum Dynamics SA   2003    None    None                                                                      $33,300(1)
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------
Johannes Claussen - Managing                                 None            None            None            None
Director, TagNet                2003    None    None                                                                      $27,000(1)
International A/S
------------------------------- ------ ------- ------- ----------------- ------------- ------------------ ------------ -------------

=============================== ====== ======= ======= ================= ============= ================== ============ =============
(1) Represents stock issued for services.

Directors do not receive any fees for services on the Board of Directors. Directors will be reimbursed for their expenses for each meeting they attend.

EMPLOYMENT CONTRACTS. We have employment agreements in place with our employees. We also contract with about 20 contractors who work for us full-time. Management expects that as the need arises, we may employ temporary and part-time employees to work on the servicing of customer accounts. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2004 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

   ======================= ===================================== ==================================== ==================
   Title of Class          Name and Address of Beneficial Owner    Amount and Nature of Beneficial    Percent of Class
                                                                                Owner
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Eric Majors                                    8,575,000 shares
   Common Stock            P.O. Box 7812                             president, chief executive            11.03%
                           Colorado Springs, CO 80933               officer, secretary, director
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Joshua Wolcott (1)                             6,075,000 shares
   Common Stock            C/O 2 N. Cascade Ave, Suite 1100       chief financial officer, director         7.81%
                           Colorado Springs, CO 80903
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Paul Stabnow (1)                               1,875,000 shares
   Common Stock            PO Box 713                             chief technical officer, director         2.41%
                           Green Mountain Falls, CO  80819
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Barrington Gap, Inc. (1)
   Common Stock            2 North Cascade Ave., Suite 1100               2,650,000 shares                  3.41%
                           Colorado Springs, CO 80903
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Franco Maccioni
   Common Stock            C/O Unit 6, College Park                       6,707,353 shares                  8.63%
                           Parklands, 7441, South Africa
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           Johannes Clausen (2)
   Common Stock            C/O Unit 6, College Park                         200,000 shares                  0.26%
                           Parklands, 7441, South Africa
   ----------------------- ------------------------------------- ------------------------------------ ------------------
                           JC Holdings (2)
   Common Stock            C/O Unit 6, College Park                       6,000,000 shares                  7.72%
                           Parklands, 7441, South Africa
   ----------------------- ------------------------------------- ------------------------------------ ------------------

   Common Stock            All Officers & Directors                       32,082,353 shares                41.27%
                           as a group
   ======================= ===================================== ==================================== ==================

(1)  Barrington Gap, Inc. is owned 90% by Joshua Wolcott and 10% by Paul
     Stabnow.
(2)  JC Holdings is 100% owned by Johannes Clausen.

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

Eric Majors, our chief executive officer, chief financial officer, and one of our directors, provided office space to us at no charge from inception through December 31, 2002.

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

During the year ended December 31, 2002, our officers contributed software programming, business development and administrative services to us valued at $181,875.

In September 2003, we issued the following common stock as compensation to our officers: 2,000,000 shares to Eric Majors, 1,875,000 shares to Joshua Wolcott, 800,000 shares to Paul Stabnow, 600,000 shares to Franco Maccioni.

On September 18, 2003, we acquired 51% of Unilogic in exchange for $72,000 in cash (payable over 12 months) and 6,000,000 shares of restricted common stock. On January 20, 2004, we acquired the remaining 49% of Unilogic for 1,000,000 shares of restricted common stock. In March 2004, we changed the name of Unilogic to Maximum Dynamics, Inc. SA ("Maximum SA").

On October 17, 2003, we acquired the exclusive rights to distribute the suite of communications hardware and electronics solutions of M.POS Holdings into the continent of Africa with a right of first refusal for the exclusive distribution rights into the United States and Mexico. We issued 1,000,000 shares of restricted common stock as payment for these rights. As part of the agreement, we now have use of office space and sharing of human resources in Hong Kong and Beijing, China.

On October 31, 2003, we acquired 89% of Maseco Denmark A/S (which has now been changed to TagNet International A/S) for 6,000,000 shares of restricted common stock issued to Johannes Clausen. Maseco Denmark A/S has a 33% equity stake in Maseco Systems Integrators (MSI), which gives us a 29% stake in MSI as well. MSI was a 66% stakeholder in a joint venture with Bytes Technology Networks called Maseco Bytes. Maseco Bytes was recently liquidated by Bytes Technology Networks and as a result MSI is revamping its operations and structure.

In December 2003, we issued the following common stock as compensation to our officers: 200,000 shares to Eric Majors, 200,000 shares to Joshua Wolcott, 75,000 shares to Paul Stabnow, 125,000 shares to Franco Maccioni and 150,000 shares to Johannes Clausen.

In December 2003 we issued 50,000 shares of our common stock to Dingindawo Paulus Shongwe for, 200,000 shares of our common stock to Mpumelelo Tshume and 150,000 shares of our common stock to Sindiswa Mzamo in exchange for advisory board services.

During the year ended December 31, 2003, our officers contributed software programming, business development and administrative services to us valued at $205,850.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.

3.1      Articles of Incorporation*

3.2      Bylaws*

21       List of Subsidiaries

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1     Section 906 Certification by Chief Executive Officer

32.2     Section 906 Certification by Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on February 25, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

1. On October 14, 2003 we filed a report on Form 8-K containing Item 5. Other Events, and our press release dated October 14, 2003 announcing our acquisition of Maseco Systems Integrators.
2. On October 28, 2003 we filed a report on Form 8-K containing Item 5. Other Events, and our press release dated October 27, 2003 regarding the exclusive license rights we obtained in regard to M.POS Holdings Limited.
3. On November 12, 2003 we filed a report on Form 8-K containing Item 5. Other Events, and our press release dated November 12, 2003 announcing our acquisition of Maseco Denmark A/S.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $6,300, respectively.

AUDIT-RELATED FEES. The fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002 were $3,448.75 and $1,633.33, respectivly.

TAX FEES. Except a fee of $350.00 for the 2002 tax return which was billed in 2003, our principal accountants did not render any other services for tax compliance, tax advice, and tax planning work for the fiscal years ended December 31, 2003 and December 31, 2002.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on April 15, 2004.

                               Maximum Dynamics, Inc.
                               a Colorado corporation


                               By:      /s/  Eric Majors
                                        ---------------------------------------
                                        Eric Majors
                               Its:     principal executive officer
                                        president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Eric Majors                                     April 15, 2004
         --------------------------------------------
         Eric Majors
Its:     principal executive officer
         president, secretary and a director


By:      /s/ Joshua Wolcott                                   April 15, 2004
         --------------------------------------------
         Joshua Wolcott
Its:     principal accounting officer
         treasurer and a director