Form 10QSB
period 2004-03-31
MAXIMUM DYNAMICS INC
filed 2004-05-24
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           -------------    -----------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-1556886
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado            80903
----------------------------------------------------------------- --------------
(Address of principal executive offices)                             (Zip Code)

                                 (719) 381-1728
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 18, 2004 there were 78,285,834 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                             MAXIMUM DYNAMICS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                                 March 31, 2004

                                     ASSETS
Current assets:
    Cash........................................................  $      64,068
    Accounts receivable.........................................         87,890
    Employee advances...........................................          7,668
                                                                  --------------
                  Total current assets..........................        159,626

Investment in E-SAP (Note 7)....................................        203,242
Property and equipment, net.....................................        106,776
Intangible assets:
    Intellectual property - Tagnet, net.........................        205,929
    Intellectual property - Datalus, net (Note 6)...............        187,056
                                                                  --------------

                                                                  $     862,629
                                                                  ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities....................  $      98,538
    Notes payable (Note 4)......................................         33,000
                                                                  --------------
                  Total current liabilities.....................        131,538
                                                                  --------------

Minority interest...............................................          9,197
                                                                  --------------

Shareholders' equity (Note 5):
    Preferred stock, -0- shares issued and outstanding..........            ---
    Common stock, 78,285,833 shares issued and outstanding......      6,187,633
    Additional paid-in capital..................................        579,892
    Retained deficit............................................     (6,045,631)
                                                                  --------------

                  Total shareholders' equity....................        721,894
                                                                  --------------

                                                                  $     862,629
                                                                  ==============

            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                --------------------------------------
                                                                      2004                 2003
                                                                ------------------   -----------------
Revenue.......................................................  $         264,798    $         80,374
                                                                ------------------   -----------------

Selling, general and administrative...........................            180,512             204,733
Other general expenses:
    Stock-based compensation (Notes 2 and 5):
       Employee services......................................            133,000                 ---
       Consulting services....................................            831,000             127,250
       Advisory Board.........................................             50,000                 ---
    Contributed services (Note 2).............................                ---              49,375
    Depreciation and amortization.............................             47,756             132,705
                                                                ------------------   -----------------

                    Total operating expenses..................          1,242,268             514,063
                                                                ------------------   -----------------

                    Operating loss............................           (977,470)           (433,689)

Non-operating income:
    Equity in net income/loss of unconsolidated
       subsidiary (Note 7)....................................              3,242                 ---
    Gain on forgiveness of debt (Note 4)......................            426,900                 ---
    Gain on collection of receivables
       previously written off.................................             95,500                 ---
Interest expense..............................................             (6,309)            (48,963)
                                                                ------------------   -----------------

                    Loss before income taxes and
                       minority interest......................           (458,137)           (482,652)

Income tax provision (Note 3).................................                ---                 ---
                                                                ------------------   -----------------

                    Loss before minority interest.............           (458,137)           (482,652)

Minority interest in income of
    consolidated subsidiaries.................................              9,789                 ---
                                                                ------------------   -----------------

                    Net loss..................................  $        (448,348)   $       (482,652)
                                                                ==================   =================

Basic and diluted loss per share..............................  $           (0.01)   $          (0.02)
                                                                ==================   =================

Weighted average common shares outstanding....................         75,973,784          29,373,333
                                                                ==================   =================


            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT
                                   (UNAUDITED)


                                                                                    ADDITIONAL
                                                       COMMON STOCK                  PAID-IN           RETAINED
                                                 SHARES             AMOUNT           CAPITAL            DEFICIT        TOTAL
                                              ---------------   ---------------   --------------   ---------------  ------------
Balance, January 1, 2004....................     61,809,687     $   4,542,719     $    573,225    $   (5,597,283)   $  (481,339)

Common stock issued in exchange for
    consulting services (Note 5)............      8,310,000           831,000              ---               ---        831,000
Common stock issued in lieu of
    compensation to officers and
    employees (Note 2)......................      1,330,000           133,000              ---               ---        133,000
Common stock issued in exchange for
    Advisory Board services (Note 5)........        500,000            50,000              ---               ---         50,000
Sale of common stock, less offering
    costs totaling $2,700 (Note 5)..........        950,000            92,300              ---               ---         92,300
Common stock issued to acquire Datalus
    technology (Note 6).....................      2,000,000           200,000              ---               ---        200,000
Common stock issued to acquire 20
    percent interest in E-SAP (Note 7)......      2,000,000           200,000              ---               ---        200,000
Common stock issued as payment of
    debt and related accrued interest
    payable (Note 4)........................      1,386,146           138,614              ---               ---       138,614.
Capital contribution by an officer (Note 2).            ---               ---            6,667               ---         6,667
Net loss....................................            ---               ---              ---          (448,348)     (448,348)
                                              ---------------   ---------------   --------------   ---------------  ------------

Balance, March 31, 2004.....................     78,285,833     $   6,187,633     $    579,892     $  (6,045,631)   $  721,894
                                              ===============   ===============   ==============   ===============  ============



            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                            --------------------------------------
                                                                                  2004                 2003
                                                                            ------------------   -----------------
                      Net cash (used in) provided by
                         operating activities............................   $          95,281    $        (129,758)
                                                                            ------------------   -----------------

Cash flows from investing activities:
    Purchases of equipment...............................................             (16,326)              (2,076)
                                                                            ------------------   -----------------
                      Net cash used in
                         investing activities............................             (16,326)              (2,076)
                                                                            ------------------   -----------------

Cash flows from financing activities:
    Capital contribution by an officer (Note 2)..........................               6,667                  ---
    Proceeds from issuance of notes payable..............................                 ---              135,000
    Repayment of notes payable (Note 4)..................................            (116,667)                 ---
    Payments for offering costs (Note 5).................................              (2,700)                 ---
    Proceeds from sale of common stock (Note 5)..........................              95,000                  ---
                                                                            ------------------   -----------------
                      Net cash provided by
                         financing activities............................             (17,700)             135,000
                                                                            ------------------   -----------------

                         Net change in cash..............................              61,255                3,166

Cash, beginning of year..................................................               2,813                2,813
                                                                            ------------------   -----------------

Cash, end of year........................................................   $          64,068    $           5,979
                                                                            ==================   =================


Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes......................................................   $             ---    $             ---
                                                                            ==================   =================
       Interest..........................................................   $          19,167    $             ---
                                                                            ==================   =================

    Non-cash investing and financing transactions:
       Common stock issued as payment of debt and
          accrued interest payable (Note 4)..............................   $         138,614    $             ---
                                                                            ==================   =================
       Common stock issued to acquire Datalus
          technology (Note 6)............................................   $         200,000    $             ---
                                                                            ==================   =================
       Common stock issued to acquire 20 percent
          interest in E-SAP (Note 7).....................................   $         200,000    $             ---
                                                                            ==================   =================


            See accompanying notes to condensed financial statements

                             MAXIMUM DYNAMICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

NOTE 2:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company issued 1,330,000 shares of its no par value common stock to officers and employees as compensation. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. Stock-based compensation expense of $133,000 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2004.

During the three months ended March 31, 2004, an officer contributed $6,667 to the Company to assist in the repayment of promissory notes. The $6,667 is included in the accompanying condensed consolidated financial statements as an increase to additional paid-in capital.

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

NOTE 3:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  NOTES PAYABLE

During January and February 2004, the Company settled the six promissory notes that had a total principal balance of $116,666 and accrued interest payable of $307,031 as of December 31, 2003, for cash payments of $135,834 and the issuance of 736,146 shares of its common stock. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share, for a fair value of $73,615. The settlements resulted in a net gain on the extinguishment of the debt totaling $214,249.

On March 15, 2004, the Company renegotiated payment of a $285,000 promissory note and $25,651 in related accrued interest. Under the terms of the settlement, the Company agreed to pay the debt holder five monthly payments of $6,600 commencing May 1, 2004 and issue 650,000 shares of our restricted common stock. The stock was issued on March 31, 2004. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share, for a fair value of $65,000. The settlements resulted in a net gain on the extinguishment of the debt totaling $212,651. The balance owed on the note settlement totaled $33,000 at March 31, 2004.

Interest expense related to the notes totaled $5,700 for the three months ended March 31, 2004.

NOTE 5:  SHAREHOLDER'S EQUITY

During January and February 2004, the Company continued its private placement offering commenced in December 2003, whereby it sold 950,000 shares of its common stock for $.10 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company relied upon exemptions from registration believed to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officers and directors. The Company received net proceeds from the offering totaling $92,300, after deducting offering costs of $2,700.

During the three months ended March 31, 2004, the Company issued 8,310,000 shares of its common stock to unrelated third parties in exchange for software engineering, marketing, and business development services. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. Stock-based compensation expense of $831,000 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company issued 500,000 shares of its common stock in exchange for advisory board services. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share. Stock-based compensation expense of $50,000 was recognized in the accompanying consolidated financial statements for the three months ended March 31, 2004.

NOTE 6:  DATALUS TECHNOLOGY

On December 12, 2000, we issued 2,000,000 shares of our common stock in exchange for a five year license of the Datalus technology. The rights received in the Datalus license agreement were capitalized and amortized over a period of five years, the length of the license agreement. On February 4, 2004, we acquired ownership of the Datalus software system in exchange for 2,000,000 shares of our common stock. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share, resulting in a valuation of $200,000. The Datalus technology has been capitalized and is currently amortized over a period of three years.

Amortization expense related to the license rights totaled $445 for the period from January 1, 2004 through February 3, 2004. Amortization expense for the Datalus technology totaled $12,944 for the period from February 4, 2004 through March 31, 2004.

NOTE 7:  E-SAP PROJECT

On March 4, 2004, we acquired a 20 percent ownership interest in E-SAP Project Management and Consulting (Proprietary) Limited ("E-SAP"), a South African company, in exchange for 2,000,000 shares of our restricted common stock. E-SAP is a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. E-SAP has extensive experience both in the management of large end-to-end engagements and the development and implementation of complex and sophisticated solutions across many industries.

The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $.10 per share, resulting in a valuation of $200,000.

The investment in E-SAP is accounted for using the equity method of accounting. The Company reports its investment on the consolidated balance sheet as "Investment in E-SAP" and its share of E-SAP's earnings or losses as "Equity in income/loss of unconsolidated subsidiary" on the condensed consolidated statements of operations.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

Background
----------
Maximum Dynamics, Inc. was incorporated on August 23, 2000 in Colorado. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., or Europa, a non-U.S. technology company in exchange for 2,000,000 shares of Common Stock as an upfront payment for the five-year exclusive license of the software system. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus. In February 2004, we purchased the Datalus software from Europa Global, Inc. in exchange for 2,000,000 shares of our common stock. Included with the software purchase was the platform, all associated technology and proprietary rights to the Datalus software.

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

Because Datalus in essence was a business process management tool, we expected that it would have applications to other industries where workflow processes could be automated. Through strategic partnerships and an acquisition of Unilogic Solutions (Pty), Ltd., we were able to integrate Datalus with Unilogic's software platform to create a proprietary technology platform that we believe enables us to manage literally any business process or project.

As exciting opportunities have emerged, we have pursued them and through partnerships, joint ventures and acquisitions built a large base of infrastructure, technology solutions, back office services, and business management resources. As such, we increased our scope and focus to become a projects management services company. The projects we choose to manage must meet strict criteria and are managed either by Maximum, one of its subsidiaries, joint venture or strategic partners.

We currently have 26 projects on which we are working that are organized into eight primary business units that are managed from our global operations center in Cape Town, South Africa. When we evaluate a project, we put it through strict evaluation criteria before it is accepted. The underlying strategy behind our operations is to take on projects that support other existing projects and that fall into one of a few critical industries that we target. Our long term goal is to eventually have between 2% and 10% of market share either directly or indirectly in the banking, logistics, communications (including telecommunications), energy and education sectors in the regions where we conduct business. Since these sectors are crucial to any economy, we believe that being actively involved in these sectors in the regions where we conduct business will place us at the hub of business activity and influence.

We aim to penetrate these sectors by selecting projects that will take us to the center of these segments. In South Africa, for example, we are already actively engaged in projects that we believe to have the ability to take us to the center of each of these sectors. These projects include wireless real-time tracking solutions for mobile logistics (TagNet), mobile commerce using wireless mobile point of sale solutions (MPOS), village banking, wireless Internet communications in urban and rural settings, energy and alternative fuel solutions, business process management, enterprise application integration, supply chain management and procurement, back office services, commodities trading, and economic development. We consider TagNet and MPOS two of our flagship projects, which we will describe in more detail later. We wish to remind investors, however, that there can be no assurance that these projects will succeed or if they do succeed that they will take us to the center of the above mentioned sectors or result in added value to our investors.

What we consider to be one of our greatest intellectual property assets is the process by which we evaluate, manage and implement business projects. We are often asked how we manage so many projects without spreading the Company too thin. Management believes that it is able to accomplish this due to three key things: 1) our in-house business process management systems and management mechanisms that have been developed to form a centralized global management system; 2) our philosophy of utilizing partnerships to provide infrastructure as opposed to bank rolling the amassing or provision of infrastructure ourselves; and 3) cross pollination of projects so that efficiencies can be gained by projects sharing resources and not duplicating work as well as enhancing revenues by upselling products or services from other projects.

From December 2003 through May 2004, we have been busy building the support and management mechanisms necessary to successfully manage the jump in growth we believe we are about to experience. To that end, we have been ramping up our operational capabilities; securing infrastructure and projects specialists for our projects through acquisitions, forming joint ventures and securing strategic partnerships; appointing and structuring relationships with value added resellers (VARs); generating significant interest in and demand for our various products and services; and scheduling demonstrations and pilot projects for products and services.

Management believes that we now possess the support and management infrastructure required to successfully fulfill and deliver to our interested customers and is moving us towards contract closure mode. Management plans on working to close select contracts that we are well positioned to fulfill. It is management's opinion that if we moved to close on all of the demand that has been generated that we would not be able to effectively manage that level of growth. Consequently, we are working to secure larger contracts first that would enable us to finance a higher level of growth. There can be no assurance, however, that we will secure any contracts or be able to finance growth from any contracts that are secured.

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

The acquired software applications from Barrington Gap, Inc. are compatible with Datalus and were integrated into the system so that a complete package can be offered or alternatively can be offered as individual product/service offerings. We believe that the relationship with the technology development and call centers in South Africa played a large part in us setting up our main base of operations in Cape Town, South Africa. These two partners helped us to identify many of the strategic partners, joint venture partners, and subsidiaries that we have today.

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

In September 2003, we had developed another strategic partnership with a BEE company called Maseco Systems Integrators (MSI) to be a VAR and assist with integration and implementation of the Unilogic contracts. After working together for several months, we signed a Letter of Intent to acquire a 40% equity stake in MSI on October 9, 2003. We were interested in acquiring MSI for several reasons. First, MSI is a technology integration and infrastructure support company which we believe to have strong IT solutions, ERP implementation projects and systems integration capabilities. These capabilities are exactly what our management believes is needed to service our Unilogic contracts. Secondly, MSI was a 66% owner in a $10 million joint venture with Bytes Technology Networks called Maseco Bytes, which was an infrastructure and systems integration technology company. We believe that Maseco Bytes had an excellent reputation as a solid BEE company due to MSI's track record and reputation. Lastly, MSI was working on developing some cutting edge technology in the mobile logistics arena.

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

While MSI sorted through its legal issues with Bytes Technology Networks, we focused on bringing to market TagNet International's suite of mobile logistics solutions. Several of these applications have been in use in Demark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce what we believe to be a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique. (A more thorough description of TagNet and the services surrounding the technology is found later)

As a result of MSI's instability coupled with our concern about IntData, we began working on forming our own BEE company through which we could go back to these potential customers and submit our proposals under this new company. In February 2004, we organized and structured Keto Business Solutions as a BEE company. We contributed distribution rights and infrastructure resources in exchange for a forty nine (49%) equity stake, which was finalized in April 2004. In February 2004, Maseco Bytes was liquidated and some of their people joined Keto, including Maseco Bytes' Executive Director, Motsamai Nduna, who is currently the managing director of Keto.



1 The government of South Africa has implemented a nationwide charter that mandates the redistribution of wealth to individuals that were previously disadvantaged (PDIs) under Apartheid. Companies owned and managed by PDIs and that conduct skills transfer to other PDIs receive top consideration. When a company puts a project out to bid, it needs to make sure that at least one BEE company bids on the project, unless no BEE company exists to bid on the project.

Shortly after the formation of Keto, management entered into discussions with E-SAP Project Management and Consulting (Pty), Ltd. (E-SAP) about an acquisition. Management had already formed a strategic partnership with E-SAP and had identified E-SAP as one of the more distinguished infrastructure companies with whom it had developed partnerships in order to replace IntData and Maseco Bytes. On March 4, 2004, we acquired a 20% equity stake in E-SAP in March 2003. That agreement is attached hereto as an exhibit. E-SAP is a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. In our estimation, E-SAP has extensive experience both in the management of large end-to-end engagements and the development and implementation of complex and sophisticated solutions across many industries. E-SAP generated revenues of $10,413,692 and net income of $1,225,617 in fiscal year 2004 (March 1, 2003 through February 28, 2004 at an exchange rate of US$1 to R6.5).

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

In addition to being a solid infrastructure company, Intesol Group of Companies has intellectual property rights and patents that include: ATM access control, a bank card identification system, a credit card identification system, cell ads, a vehicle identification system, an asset integrated monitoring identification system, and information security software. Both parties believe the business combination will be formidable. First, Intesol has solutions that enhance our real-time tracking technology (TagNet), mobile point of sale product (M.POS) and business process management solutions. Secondly, Intesol represents additional infrastructure we need as we ramps up our world-wide operations to service orders for our products in the banking, government and commercial sectors.

We are currently busy restructuring the businesses and subsidiaries of Intesol in order to streamline business units and delivery mechanisms before we close our acquisition. Once restructured, we believe we can roll in four other technology companies that Intesol has identified to acquire. The consolidated revenues for Intesol and its joint ventures for the financial year 2003/2004 are being prepared and are expected to reveal revenues of over $10,937,500 with a net income estimated to be over $2,187,500 USD. If we successfully roll in the four other companies, we estimate that the consolidated revenues of the new Intesol Group of Companies would be approximately $30 million per year. We wish to remind investors that there can be no assurance that our acquisition of Intesol will close or that we will be able to integrate any of the subsidiaries or identified acquisition candidates.

In April 2004, we signed a term sheet to acquire 40% of Khumo (Pty) Ltd. ("Khumo"), a South African banking technology solutions company. In exchange for its 40% equity stake, we were to provide the technology solutions, financial integration systems and software and infrastructure required to service the banking contracts of Khumo.

As we began to develop the project plan for this initiative, we started working with the Cooperative Development Agency (CDA), which is a South African Close Corporation that currently has contracts to provide funds management and banking infrastructure to over 37 South African community bank branches. It became evident that our elationship should be with CDA instead of Khumo. So, the CDA is being restructured to include us and Khumo instead of us acquiring 40% of Khumo.

As such, hawse have signed a letter of intent to acquire up to 40% of CDA and will act as the project manager for a joint venture with CDA and the village banks themselves. In this role, we hope that we will develop the technology platform and banking infrastructure required to monitor and regulate the village banks so that they can gain access to the financial products and services offered by the commercial banking sector.

We expect that the platform will draw from several off-the-shelf banking systems and several potential International and well-recognized IT partners to fulfill the banking requirements. We will also utilize our wireless mobile point of sale terminal, M.POS2, for some of the banking transactions and as an important piece of the technology solution being developed.

The eventual goal is to conduct a roll-up of 96 village bank braches nationwide with which CDA has either contracts or a relationship. With our technology platform in place, we expect that this roll-up would enable the consolidated banks to eventually become a licensed, commercial bank. We wish to remind investors that there can be no guarantee that the acquisition of CDA will be concluded or that the roll-up of village banks will be successful.


These acquisitions (including the ones being closed) were done in order to provide us with specific pieces of infrastructure or technology that we needed in order to manage or implement a project.


Flagship Projects
-----------------
MPOS
In September 2003, we were introduced to a Hong Kong based company called M.POS Holdings Limited (http://www.mpos.net), which provides mobile commerce solutions, through one of the consultants we engaged for business development. M.POS provides mobile commerce services and products in the People's Republic of China and Hong Kong. Their flagship product is the M.POS2002, which is a wireless point of sale (POS) terminal designed to allow merchants to accept payments by means of debit or credit cards in any location. We believe that M.POS2002 is capable of processing magnetic cards or smart card payments in real time from any location. The M.POS terminal can also capture and transmit data for corporate applications, make voice calls and even offer fingerprint verification. It has messaging capabilities that include sending, receiving and printing short message services (SMS), sending and receiving email messages, and instant text messages. As a result, in our estimation, merchants now are no longer constrained to the location of their telephone lines, nor the narrow services on offer from their traditional electronic funds transfer (EFT) POS terminals. Our management believes that this highly portable device is perfectly suited to drive payment acceptance, prepaid voucher sales, inventory tracking and a host of other applications.

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

We decided to secure these exclusive rights because we believe that many of Unilogic's customers and contacts as well as the customers and contacts of our partners are extremely interested in the M.POS products. Our management believes that the M.POS2002 fits nicely into our product and service offering in the banking, supply chain management, mobile commerce and procurement industries that we now target through Maximum SA, E-SAP, Intesol, Keto and our partners. In November, we started the process of getting the M.POS2002 certified for the banking system in South Africa, which we expect means the banks will approve of the device and its interfacing with the banking gateways in South Africa. Certification from the banks is also important in South Africa because the market is largely accustomed to the banks subsidizing the devices or providing the devices for free, similar to how cell phone companies provide the phone for free if the cellular service is secured for one year. Therefore, certification by the banks means that they have approved of the device and will add it to their list of POS vendors, which management believes will translate into significant sales of the M.POS unit.

On April 8, 2004, management was informed by Nedbank, which is one of the largest banks in South Africa, that the M.POS unit will be certified by Nedbank and that they are interested in ordering units of the M.POS device for distribution to its customers. Management wishes to remind investors that there can be no assurance that Nedbank or any bank will order any M.POS units.



2 Maximum owns the exclusive distribution rights in Africa and the right of first refusal in Mexico and the United States for the suite of mobile commerce products developed by M.POS Holdings.

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

As a result of our findings, we have been working with companies to get the M.POS terminal programmed for applications that will enable the M.POS unit to sell pre-paid voucher products such as cellular air time, power and loyalty programs. We believe that we now have applications developed that enable the device to handle pre-paid cellular air time and pre-paid vouchers for utilities.

We are now also working to partner with companies or form a joint venture with a company that owns or maintains a switch. Switching is a highly specialized solution for routing large volumes of transactions from different EFT networks to their destination EFT networks or financial institution hosts. The barriers to entry are high in this market segment and companies that are established guard the access to their switch carefully. However, we are currently exploring two deals that we estimate would give us access and possibly partial ownership of a switch. Not only does this enable us to make money off of the back-end processing of transactions but we hope it will thrust us further into the banking sector.

With applications and back-end integration in place, M.POS is now ready to be proactively sold. In fact, management pre-sold the first 450 units it had ordered and is delivering the first batch at the end of May 2004. We are now working to secure larger orders and increase the number of applications that can be loaded onto the device. We are also in the process of implementing a financing model in conjunction with the banks so that the units can be leased thereby increasing our revenue per unit by twofold (over the life of the lease). There can be no assurance, however, that additional sales will be made or that the financing model will be successful.

We are also very excited about the opportunities surrounding the World Cup in 2010, which was recently awarded to South Africa to be the host country. We believe that we are positioned very well in South Africa and that having mobile commerce solutions such as M.POS could generate significant opportunities over the next six years. We believe that having the back end integration and access to switches coupled with the applications we are developing could generate significant revenues as commerce ramps up for this global event.

We also have several other groups in Botswana, Kenya, and Mexico that are actively working on rolling out sales of M.POS in these regions. With the exception of Mexico, we expect that the roll-out is on a longer timeline due to the need to establish maintenance and support partners there. However, it is our goal over the next few months to take steps towards securing our role in working with companies associated with M.POS Holdings on the POS terminal upgrade project in China. This project aims to upgrade merchant POS terminals in China in anticipation of the 2008 Olympic Games. We wish to remind investors that there can be no assurance that we will be able to secure a role to participate in this project.

TagNet
--------
On October 31, 2003, we acquired 89% of Maseco Denmark A/S (which has now been changed to TagNet International A/S) for six million shares of restricted common stock. Since TagNet International has a 33% stake in MSI, we felt we "killed two birds with one stone" by obtaining the TagNet technology as well as a stake in MSI in case it resolved its legal battle with Bytes Technology Networks.

While MSI sorted through its legal issues with Bytes Technology Networks, we focused on bringing to market TagNet International's suite of mobile logistics solutions. Several of these applications have been in use in Demark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce what we believe to be a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique.

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

In January 2004, we secured a pilot project with the National United Local and Long Distance Taxi Association (NULLDTA), a 12,000 member organization in South Africa. In March 2004, NULLDTA began promoting TagNet to its members and is actively working on securing purchase orders for TagNet devices. Responses from members have indicated an 80% response rate to TagNet and NULLDTA believes that at least 2,000 orders will be made this year and possibly as many as 6,000. Because TagNet devices can communicate with one another, we believe that NULLDTA's members can use the devices to manage a fleet of taxis more effectively, optimize route coordination and coverage areas, deter vehicle theft, reduce the ability for drivers to be unproductive, reduce unreported cab fares, assist in determining what the cause of an accident may have been, and monitor engine performance and efficiency.

While NULLDTA has communicated that it has 200 orders already, the association has been delayed in securing the orders due to organizational restructuring issues. However, in preparing a demonstration and pilot project for NULLDTA, we now are able to approach several other taxi associations thereby `killing several birds with one stone'.

In January 2004, we presented TagNet to the Department of Transportation (DOT) in Mexico who invited us to do a demonstration of TagNet, which was conducted on May 19, 2004. The demonstration was successful and we believe that the DOT liked the technology's potential for substantial cost savings and increased security, especially compared to other solutions that currently exist. Potential uses for the technology within the DOT include fleet management, traffic monitoring and traffic congestion tracking, and asset tracking. After the demonstration, the DOT requested a pilot project to be implemented as soon as possible. We are now working on scheduling the start of the pilot project, details of which will be kept confidential until the pilot project is concluded.

In February 2004, TagNet International received its first order for the redesigned technology through a VAR in Denmark for 100 TagNet units from Glipstrup Transport A/S, a trucking company in Denmark. Glipstrup is utilizing TagNet for fleet and logistics planning and management. In April 2004, Glipstrup increased its order from 100 business module units (high-end, multi-functional model) to 100 business module units and 200 base module units (basic Tag reading unit).

Glipstrup has well established contacts within the transportation industry in Denmark and has recommended to several trucking associations that TagNet be selected as the industry standard. As a result of this, the VAR in Denmark has been receiving more inquiries than it had anticipated and has since tripled its forecast. There can be no assurance however that sales of TagNet will meet those forecasts.

In April 2004, we received requests from a large special container distributor of fresh products, a large train company, and a company focused on applications in the medical field environments to do demonstrations of the TagNet technology for specific solutions they each need. The fresh products distributor is looking to utilize TagNet to track and monitor pallets of fresh product as well as the temperatures (so as to ensure fresh delivery of produce) as product moves through the distribution channel. The train company is looking for a solution that can monitor the trains, track the wagons and the containers on each wagon to ensure proper delivery, decrease cargo shrinkage through tracking, and improve goods tracking for billing efficiencies. The medical applications company is looking to track medical equipment and other assets or critical data with a solution that will not interfere with medical equipment.

In May 2004, we submitted the technical specifications for the TagNet solution to the train company and its primary contractor. Both the train company and the primary contractor believe the specifications meet its requirements and we are one of two companies short-listed to be the sub-contractor to provide the solution required by the train company. The other company still has not submitted its technical specifications, which were due May 13, 2004. Management expects a decision to be made by early June 2004.

In May 2004, we were approached by a satellite tracking company to form a joint venture that would be a value added reseller for TagNet. In the estimation of our management, this company has the capability to enhance the TagNet solution as well as bring significant contracts from government departments, agricultural logistics, trucking and shipping companies. Their forecasts for the number of TagNet units they could sell over the next 12 to 18 months is more than 75,000 tag reading units plus hundreds of thousands of tags. We are in discussions with this company as to the scope of this joint venture, the level of marketing and sales support they would provide, and whether or not they will help us set up our own assembly plant. While TagNet is receiving significant demand and interest, management wishes to remind investors that there can be no guarantee that any of these demonstrations, pilot projects, joint ventures or interest from potential customers will result in secured contracts or revenues.

Advisory Board
--------------
We believe that a large part of our recent business development over the last two months has been a result of the formation of our Advisory Board. The first director who joined the board was Mpumelelo Tshume, who is a South African national. Mr. Tshume recently resigned as the CEO of PetroSA to pursue interests in the commodities trading industry. Petro SA is South Africa's 5.5 billion (South African Rand) national oil company that explores for oil and gas in selected basins around the world, supplies petrochemicals to customers in more than 40 countries, and boasts of having the largest Gas to Liquids (GTL) plant in the world. Mr. Tshume has committed to helping us with our business development and political relations in South Africa and parts of Africa. In particular, he will be working closely with Maximum to help manage a project between Maximum and Versa International that will focus on commodities trading and sourcing products from around the world.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $64,068, accounts receivable of $87,890 and $7,668 represented by employee advances as of March 31, 2004. Our total current assets were $159,626 as of March 31, 2004. Our total assets were $862,629 as of March 31, 2004, of which $203,242 was represented by an investment in E-SAP (as described herein) $106,776 was represented by property and equipment. We also had license rights of approximately $205,929 represented by Tagnet and $187,056 represented by Datalus. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $131,538 as of March 31, 2004. Accounts payable and accrued liabilities represented $98,538 of our total liabilities and we had $33,000 in notes payable. We also had $9,197 represented by minority interest. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2004, COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2003.

REVENUES. We have realized revenues of approximately $264,798 from services that we provided during the three months ended March 31, 2004. This is in comparison to revenues of $80,374 that we generated during the three month period ended March 31, 2003. We experienced an increase in revenues because we have increased our client base and expanded our operations as described herein.

OPERATING EXPENSES. For the three months ended March 31, 2004, our total operating expenses were approximately $1,242,268. Our selling, general and administrative expenses were $180,512. Our operating expenses were also represented by stock based compensation which included $133,000 for employee services, $831,000 for consulting services and $50,000 for our advisory board and $47,756 for depreciation and amortization, making our operating loss $977,470. We also had non-operating income as follows: $3,242 represented by equity in net income/loss of our unconsolidated subsidiary, $426,900 represented by gain on forgiveness of debt, $95,500 represented by gain on collection of receivables previously written off and $6,309 represented by interest expense, making our loss before minority interest $458,137. With our $9,789 represented by minority interest, our net loss was $448,348.

This is in comparison to the three month period ended March 31, 2003, where we experienced a net loss of $482,652. During the period ended March 31, 2003, our total operating expenses were $514,063. Of this amount, $49,375 was represented by contributed services, $127,250 was represented by stock based compensation for consulting expenses, $132,705 in depreciation and amortization and $204,733 in selling, general and other administrative expenses. The increase for the period ended March 31, 2004 was primarily due to increased levels of operations, resulting in consulting expenses, depreciation and amortization that we incurred during that quarter as compared to the same period ended March 31, 2003.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $264,798 in revenues during the quarter ended March 31, 2004, and had $64,068 in cash and $87,890 in accounts receivable as of that date. We believe that we will be able to collect those accounts receivable in a timely fashion and that that we will have sufficient financial resources to meet our obligations for the twelve month period following March 31, 2004. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

Due to the increased interest in TagNet and M.POS and the potential revenues associated with the current demand, our management believes we will need to devote most of our time and resources on these two projects for the first two quarters of 2004.

In addition to what we believe to be the two successful demonstrations of TagNet we have had already, we are also working to submit proposals to the Department of Labor, the Criminal Justice Department and several companies interested in asset tracking in South Africa. We also have been approached by several companies in Mexico interested in seeing proposals for asset tracking and monitoring solutions. In order to keep up with this demand, we are also working to establish our VARs for TagNet and their roles with regard to sales, maintenance and support so that we can expand our capability to generate and close sales, implement and maintain these potential contracts.

Our management is very excited about the prospects with TagNet and hopes that it will generate significant revenues over the next twelve months. Several of the contracts we are currently are pursuing are large enough that should we secure just one of them the contract would provide us with sufficient financial resources to meet our obligations for the twelve month period following the start of the contract.

While we are very confident about our technology, we wish to remind investors that there can be no guarantee that it will result in the successful procurement of any contract or that sufficient revenues to meet obligations will be generated should such a contract be procured.

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

On April 8, 2004, management was informed by Nedbank, which is one of the largest banks in South Africa, that the M.POS unit will be certified by Nedbank and that they are interested in ordering units of the M.POS device for distribution to its customers. Management wishes to remind investors that there can be no assurance that Nedbank or any bank will order any M.POS units.

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

We are also busy actively implementing our other projects, which to some extent have moved forward slowly due to the fact that most of our resources to date have been focused on TagNet and M.POS. We have now staffed up and built the infrastructure and resources that we anticipate are required to move forward with almost all of our projects.

Two projects at the top of our list are our village banking and our wireless communications projects. These two projects are not only exciting business opportunities but we believe that they also offer a compelling story. In the context of South Africa (and any developing economy), our management believes that bringing banking and communications infrastructure to the marginalized is a story the media are extremely interested in telling. We have already been in discussions with several media groups and are planning a media and public relations campaign aimed at telling our story. We believe that these two projects exemplify the uniqueness of our business model, approach and the exciting opportunities we are experiencing.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. There are four important milestones over the next twelve months that we believe are very important for us to achieve. The first milestone is to close at least one of the TagNet contracts being demonstrated.

The second milestone is to sell 25,000 units of M.POS. The third milestone is to successfully manage the roll-up of the 37 village banks we are targeting and secure an equity stake in that reorganized bank. With that achieved, we believe we will be able to begin the process of growing the bank and transitioning it to a commercial bank. We expect that we can then utilize it as a proof of concept for China where we have received an invitation to manage a similar process with rural banks there. The fourth milestone is to successfully implement our wireless communications project where we aim to provide wireless Internet connectivity in underdeveloped and rural townships. By putting this infrastructure in place, we believe we can participate in the unrolling of a host of businesses that require communications infrastructure.

Once we meet the first two milestones, we believe that we will meet the listing requirements of either the AMEX or NASDAQ stock exchanges. We believe that reaching the third and fourth milestones will enable us to create significant awareness about our company that we hope will result in increased credibility, further cooperation from government and business entities, and position us with four core business modules with which to duplicate in developing economies around the world. We also believe that reaching these milestones and the increased awareness may lead to more investor awareness about our company. This is important because it is our goal to move from the Over-The-Counter Bulletin Board (OTCBB) stock exchange to either AMEX or NASDAQ. We believe that these exchanges offer us more visibility to the financial markets as well as less volatility in our trading patterns. As such, our management has made it a twelve month objective to at least start the process of moving to one of these other exchanges.

On April 22, 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., ("Cornell") a Delaware limited partnership, of Jersey City, New Jersey. The agreement is attached hereto as an exhibit. Under the agreement and subject to its terms and conditions, Cornell will purchase newly issued common shares from us, to a maximum market value of $10 million, over a 24-month period. The decision to sell common stock to Cornell is entirely at our discretion, and the agreement does not contain any minimums as to amount or frequency, except that we can only draw down once every seven trading days. Our ability to utilize the facility is subject to an effective registration statement with the United States Securities and Exchange Commission.

If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. If we are unsuccessful in obtaining further financing, we could be unable to continue operations.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

      4.1  Standby Equity Distribution Agreement

      10.1  E-SAP Acquisition Agreement

      31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

      31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

      32.1 Section 1350 Certifications of Chief Executive Officer

      32.2 Section 1350 Certifications of Chief Financial Officer.



(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on May 18, 2004.


Maximum Dynamics, Inc.


By:      /s/ Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         President, Secretary, and a director