Form 10QSB
period 2004-06-30
MAXIMUM DYNAMICS INC
filed 2004-08-17
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                           --------------   -----------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                             84-1556886
---------                                                            ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado            80903
------------------------------------------------------------------- ------------
(Address of principal executive offices)                             (Zip Code)



       (719) 381-1728 in the U.S.A and 011.27.21.556.1155 in South Africa
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 16, 2004 there were 84,110,294 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MAXIMUM DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                  June 30, 2004

                                     ASSETS
Current assets:
    Cash.....................................................   $      18,705
    Accounts receivable......................................          72,161
    Employee advances........................................           6,154
    Inventory................................................         135,112
                                                                ----------------

                  Total current assets.......................         232,132

    Property and Equipment...................................         170,656
    Accumulated depreciation.................................         (69,463)
    Intangible assets........................................         531,950
    Accumulated amortization.................................         (74,669)
    Other assets.............................................          53,424
                                                                ----------------

                  Total assets...............................   $     844,030
                                                                ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts and notes payable ..............................   $     444,799
    Other current liabilities ...............................           1,781
                                                                ----------------
                  Total current liabilities..................         446,580
                                                                ----------------

    Convertible debentures (Note 4)..........................         200,000
                                                                ----------------
                    Total liabilities........................         646,580
                                                                ----------------

Minority interest............................................          (6,263)
                                                                ----------------

Shareholder's equity:
    Common stock.............................................       6,462,633
    Additional paid-in capital...............................         579,892
    Retained deficit.........................................      (6,841,254)
    Accumulated other comprehensive income:
       Cumulative translation adjustment.....................           2,442
                                                                ----------------

                  Total shareholders' equity.................         203,713
                                                                ----------------

                                                                $     844,030
                                                                ================





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                     -----------------------------  -------------------------------
                                                         2004           2003            2004             2003
                                                     -------------- --------------  --------------   --------------
Revenue.............................................        98,345        37,599    $      363,143   $      117,973
                                                     -------------- --------------  --------------   --------------

    Cost of Revenue.................................        73,370         2,486            73,370           38,657
    Stock based compensation (Note 2)...............       475,000           ---         1,489,000          127,250
    Selling, general and administrative.............       302,694        24,780           683,206          193,342
    Contributed services............................           ---        60,350               ---          109,725
    Depreciation and amortization...................        47,410       132,870            95,166          265,575
                                                     -------------- --------------  --------------   --------------

               Total operating expenses.............       898,474       220,486         2,340,742          734,549
                                                     -------------- --------------  --------------   --------------

               Operating loss.......................      (800,129)     (182,887)       (1,977,599)        (616,576)

    Gain on forgiveness of debt.....................           ---           ---           426,900              ---
    Gain on collection of receivables
      peviously written off.........................         5,000           ---            95,500              ---
    Interest Expense................................         3,428       166,998             9,737          215,961
                                                     -------------- --------------  --------------   --------------
               Loss before income taxes and
                 minority interest..................      (798,557)     (349,885)       (1,464,936)        (832,537)

Income tax provision (Note 3).......................           ---           ---               ---              ---
                                                     -------------- --------------  --------------   --------------

               Loss before minority interest........      (798,557)     (349,885)       (1,464,936)        (832,537)

Minority interest in income of
    consolidated subsidiaries ......................         2,934           ---               ---              ---
                                                     -------------- --------------  --------------   --------------

               Net loss.............................      (795,623)     (349,885)   $   (1,464,936)  $    (832,537)
                                                     ============== ==============  ==============   ==============

Basic and diluted loss per share....................         (0.01)        (0.01)   $        (0.02)  $       (0.02)
                                                     ============== ==============  ==============   ==============

Weighted average common shares outstanding..........    77,119,166    33,615,000        76,213,142      31,494,167
                                                     ============== ==============  ==============   ==============





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                              OTHER
                                                                                                            COMPREHENSIVE
                                                                                                              LOSS
                                                                               ADDITIONAL                   CUMULATIVE
                                                       COMMON STOCK             PAID-IN       RETAINED     TRANSLATION
                                                  SHARES          AMOUNT        CAPITAL       DEFICIT       ADJUSTMENT      TOTAL
                                                -------------   ------------  ------------  ------------   -------------------------
    December 31, 2003.........................     61,809,687   $  4,542,719  $    573,225   (5,597,547)   $       264   $ (481,339)
                                                =============   ============  ============  ============   ============  ===========

Common stock issued in lieu of compensation to
    officers and employees (Note 2 and Note 6)      7,581,146        755,414         6,667          ---            ---      762,081
Common stock issued in exchange for
    consulting services (Note 6)..............      6,895,000        689,500           ---          ---            ---      689,500
Common stock issued in E-Sap
    acquisition agreement (Notes 6 and 9).....      2,000,000        200,000                                                200,000
Comprehensive loss............................                                                 (448,084)                   (448,084)
Common stock cancelled in E-Sap
    acquisition agreement.....................     (2,000,000)      (200,000)          ---          ---            ---     (200,000)
Sale of common stock (Note 6).................      2,500,000        475,000           ---          ---            ---      475,000
Comprehensive loss:
    Net loss..................................            ---            ---           ---     (795,623)           ---     (795,623)
    Cumulative translation adjustment.........            ---            ---           ---          ---          2,178        2,178
                                                                                                                         -----------
Comprehensive loss............................            ---            ---           ---          ---            ---     (793,445)
                                                -------------   ------------  ------------  ------------   ------------  -----------
Balance at
    June 30, 2004.............................     78,785,833   $  6,462,633  $    579,892  $(6,841,254)   $     2,442   $  203,713
                                                =============   ============  ============  ============   ============  ===========





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                            ---------------------------------------
                                                                                  2004                 2003
                                                                            ------------------   ------------------
                      Net cash (used in) provided by
                         operating activities..........................     $           20,831   $        (143,964)
                                                                            ------------------   ------------------

Cash flows from investing activities:
    Purchases of equipment.............................................                (30,527)             (2,076)
                                                                            ------------------   ------------------
                      Net cash used in
                         investing activities..........................                (30,527)             (2,076)
                                                                            ------------------   ------------------


Cash flows from financing activities:
    Capital contributed by an officer..................................                  6,667                 ---
    Proceeds from issuance of long-term borrowings.....................                200,000             165,000
    Repayment of notes payable (Note 4)................................               (299,425)            (20,000)
    Payments for offering costs (Note 5)...............................                 (2,700)                ---
    Proceeds from sale of common stock (Note 5)........................                 95,000                 ---
                                                                            ------------------   ------------------

                      Net cash provided by
                         financing activities..........................                   (458)            145,000
                                                                            ------------------   ------------------


Effect of exchange rate on cash........................................                  2,442                 ---

                         Net change in cash............................                 (7,712)             (1,040)

Cash, beginning of year................................................                 26,417               2,813
                                                                            ------------------   ------------------

Cash, end of period....................................................     $           18,705   $           1,773
                                                                            ==================   ==================


Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes....................................................     $              ---   $             ---
                                                                            ==================   ==================
       Interest........................................................     $              ---   $             ---
                                                                            ==================   ==================

    Non-cash investing and financing transactions:
       Common stock issued as payment of debt and
          accrued interest payable (Note 4)............................     $          138,614   $             ---
                                                                            ==================   ==================
       Common stock issued to acquire Datalus
          technology (Note 6)..........................................     $          200,000   $             ---
                                                                            ==================   ==================

       Common stock issued to acquire 20 percent
          interest in E-SAP (Note 7)...................................     $          200,000   $             ---
                                                                            ==================   ==================






     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

FINANCIAL DATA PRESENTED HEREIN ARE UNAUDITED.

NOTE 2:  RELATED PARTY TRANSACTIONS

During the period ended June 30, 2004, we issued 2,500,000 shares of our par value common stock to certain officers, advisory board members and employees as payment for salaries. The shares issued in the transaction were valued based on contemporaneous stock sales to unrelated third parties, or $0.19 per share. Stock-based compensation expense of $475,000 is recognized in the accompanying consolidated financial statements for the period ended June 30, 2004.

During the period ended June 30, 2004 we entered into transactions with regard to the rental of computer equipment and motor vehicles from an affiliate. The affiliate is a closely held corporation formed in South Africa whose sole member is our Chief Executive Officer. The related party transaction expenses totaled $57,758, which are based on prevailing market rates less 20% for such rentals. The outstanding amount of $38,458 owned to the related party is carried in the balance sheet for the period ended June 30, 2004

In May 2004, we purchased computer consulting services from an affiliate based in Colorado, USA. Our Chief Technical Officer is a director of the Colorado firm. The transaction amount totaled $40,000. This transaction has been included in outside services in the consolidated financial statements.

NOTE 3:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  CONVERTIBLE DEBENTURES

In April 2004, we received a funding commitment of $500,000 from Cornell Capital Partners in the form of convertible debentures. The debentures are convertible at Cornell's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of our common stock as of the closing date or (ii) 80% of the lowest closing bid price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, we have the option to either pay the holder 120% of the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The convertible debentures are collateralized by all of our assets. In the event the debentures are redeemed, we will issue to Cornell a warrant to purchase 50,000 shares of our common stock for every $100,000 redeemed at an exercise price of $0.258 per share. Cornell purchased the convertible debentures from us in a private placement in April 2004. We plan to register 12,019,231 shares of our common stock underlying the convertible debentures.

NOTE 5:  INVENTORY

Inventory consists of 43 Mobile Point of Sales Units and various computer components, which have been accounted for at cost. We have made no provision for inventory obsolescence, as our directors have deemed this unnecessary.

Mobile point-of-sale units                                 $        28,705
Computer components                                                106,406
                                                           ----------------
                                                           $       135,111
                                                           ================

NOTE 6: INTERNAL-USE COMPUTER SOFTWARE COSTS

Software that is internally developed, or modified solely to meet our internal needs is capitalized in the accompanying financial statements. We capitalized software development cost and production tool cost totaling $99,185 during the period ended June 30, 2004. No substantive plans exist or are being developed to market the software externally.

 NOTE 7: SUBSEQUENT EVENT

On the July 2, 2004, we borrowed an additional $200,000 under our convertible debenture financing arrangement with Cornell. The total outstanding on July 2, 2004 is $406,734.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the condensed consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Background
----------
Maximum Dynamics, Inc. ("Maximum Dynamics," "we," "MXDY" or the "Company") was incorporated on August 23, 2000 in Colorado. In August 2000, we secured a five-year exclusive license of a software system from Europa Global, Inc., or Europa, a non-U.S. technology company in exchange for 2,000,000 shares of common stock as an upfront payment for the five-year exclusive license of the software system. Europa initially developed the software system before licensing it to us, where we continued development of the software under the name Datalus. In February 2004, we purchased the Datalus software from Europa Global, Inc. in exchange for 2,000,000 shares of our common stock. Included with the software purchase was the platform, all associated technology and proprietary rights to the Datalus software.

We initially designed Datalus to be a web-based software system we would utilize for the fund administration for fund managers. Because it automates so many processes, we believe it allows us to provide a service for fund managers with three critical value propositions: lower overhead, computation and tracking, and security/control. While it is our plan to continue to offer fund administration services utilizing Datalus, we have spent the last nine months incorporating other software and technology. We believe our new system enables us to take virtually any business process and automate through the customization of workflows.

As a result of this new platform and as we have grown and expanded, we have increased our scope and focus beyond fund administration to become a projects management services company. To that end, we utilize a fully functional back office and global operations center located in Cape Town, South Africa to manage business projects in four continents. Currently, MXDY manages 21 projects as direct project managers, relationship managers or deal brokers. These projects include mobile logistics and tracking (TagNet), mobile commerce and point of sale solutions, village banking, business process management, enterprise application integration, supply chain management and procurement, back office services, wireless Internet communications in urban and rural settings, commodities trading, energy and alternative fuel, and economic development businesses.

As opportunities have emerged, we have pursued them through partnerships, joint ventures and acquisitions. Through this growth, we have built a large base of infrastructure, technology solutions, back office services, and business management resources. Taking this infrastructure and our projects management model collectively, we then choose to manage projects that must meet strict criteria. We identify and research products and services that are introduced to us or that we identify to enhance other projects on which we are already working. Because of our deal flow and extensive network of partners, we have built a business model wherein we focus on owning the customer relationship and then providing the solution needed for that customer. As a result, we pick projects that complement, enhance or support other projects we have, thereby achieving economies of scale from the perspective of resources required to service the solution while at the same time providing in some cases a one-stop shop for the customer. The projects are managed either by Maximum Dynamics, one of its subsidiaries, joint venture or strategic partners.

Acquisitions
-----------
On October 8, 2002, we acquired the assets of Barrington Gap, Inc., a Colorado corporation and our first customer, for $47,000 in cash and stock. In that acquisition, we believe we gained effective Internet marketing software, a sales force, prospecting software, web data integration/sales and marketing software, maintenance contracts and software development for three (3) Internet Service Providers (ISPs), customer contracts that generated about $150,000 in revenue since the date of acquisition, a partnership agreement with a technology development center in South Africa, and a partnership agreement with a call center in South Africa.

The acquired software applications from Barrington Gap, Inc. are compatible with Datalus and were integrated into the system so that a complete package can be offered or alternatively can be offered as individual product/service offerings. The relationship with the technology development and call centers in South Africa played a large part in us setting up our main base of operations in Cape Town, South Africa. These two partners helped us to identify many of the strategic partners, joint venture partners, and subsidiaries that we have today. The Company has acquired equity stakes in Maximum Dynamics, Inc SA (formerly "Unilogic Solutions (Pty), Ltd), TagNet International A/S (formerly "Maseco Denmark A/S"), and E-SAP Project Management and Consulting (Pty), Ltd. Maximum has mutual revenue sharing partnerships with Intesol Corporation (Pty) Ltd., Easy Time (Pty) Ltd., Cooperative Development Agency CC, FutureLoad (Pty) Ltd., Naf-Cel (Pty) Ltd., Startrack Communications Africa (Pty), Ltd., Kulani Africa Gas (Pty) Ltd., Hiper Systems de Mexico S.A. de C.V., Solucionarte S.C., and Herstedvester Innovation ApS.

On December 12, 2002, we acquired The Mini-Cap Sector, a group of assets valued at approximately $2 million. The Mini-Cap Sector includes proprietary trading models, proprietary research methodologies, published research on more than 100 companies, a mini-cap index, the world's first mini-cap database, a financial consulting and investment banking service, and fully integrated websites that contain subscriber bases and access to research reports. While we wrote off these assets as an impairment charge, we partnered with a technical trading company to begin work on this trading technology in March 2004 with the goal of creating a commercial trading solution.

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


-----------
1 The government of South Africa has implemented a nationwide charter that mandates the redistribution of wealth to individuals that were previously disadvantaged (PDIs) under Apartheid. Companies owned and managed by PDIs and that conduct skills transfer to other PDIs receive top consideration. When a company puts a project out to bid, it needs to make sure that at least one BEE Company bids on the project, unless no BEE Company exists to bid on the project.

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

While MSI sorted through its legal issues with Bytes Technology Networks, we focused on bringing to market TagNet International's suite of mobile logistics solutions. Several of these applications have been in use in Demark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a module that can also identify and monitor small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique. (A more thorough description of TagNet and the services surrounding the technology is found later).

As a result of MSI's instability coupled with our concern about IntData, we began working on forming relationships with existing BEE companies through which we could go back to these potential customers and submit our proposals under this new company. Therefore, management entered into discussions with E-SAP Project Management and Consulting (Pty), Ltd. (E-SAP) about an acquisition. Management had already formed a strategic partnership with E-SAP and had identified E-SAP as a possible candidate to provide for the infrastructure requirements we had. On March 4, 2004, we acquired a 20% equity stake in E-SAP in March 2003. E-SAP represented to us that it was a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. E-SAP also represented to us that it had generated revenues of $10,413,692 and net income of $1,225,617 in fiscal year 2003. (March 1, 2003 through February 28, 2004 at an exchange rate of US$1 to R6.5).

However, our management is in the process of determining the validity of financial statements provided to us by the principals of E-Sap. After deeper investigation beyond our initial due diligence, our management has been unable to verify the information represented in E-Sap's financial statements that were provided to us, and its management has been uncooperative in this regard. This information was included in our financial statements incorporated into our quarterly report for the period ended March 31, 2004. Therefore, the actual value of E-Sap and our ownership stake in that entity that we reported for that period may not be reliable. As a result, we have undertaken to restate our financial statements for that period by writing off our investment in E-Sap. Moreover, we are considering legal action against E-Sap and its principals for their failure to accurately represent the value of E-Sap to us. A legal firm, who is a strategic partner of ours that specializes in technology law, is handling the legal proceedings for us.

With the need for more infrastructure, we also signed a term sheet to acquire 40% of Intesol Corporation (Pty) Ltd. ("Intesol"), a 54% South African Black Economic Empowerment (BEE) technology company on April 14, 2004. The consolidated revenues for Intesol and its joint ventures for the financial year are still being consolidated and are expected to reveal revenues of over $10,937,500 with a net income estimated to be over $2,187,500 USD. Intesol is comprised of a group of subsidiaries that fall under the umbrella of Intesol Corporation (referred to collectively as the Intesol Group of Companies). Intesol specializes in integrated security solutions, systems design, electronic security, data recovery and erasing, digital storage, security risk analysis, engineering consulting, radio frequency identification tag integration, banking security, technology law, Energy Power Management and other forms of communications.

In addition to being a solid infrastructure company, we believe that Intesol Group of Companies has intellectual property rights and patents that include:
ATM access control, a bank card identification system, a credit card identification system, cell ads, a vehicle identification system, an asset integrated monitoring identification system, and information security software.

While both companies are still open to completing this acquisition, our management determined that with the number of subsidiaries Intesol has spread out over the continent of Africa that timely reporting would represent a problem. To that end, both companies agreed that an acquisition would not be completed at this time. Our management is working with Intesol to help facilitate a consolidation of the valuable subsidiaries and sell of assets or unwind from those that are not producing.

In the meantime, both companies agreed to further business cooperation by signing a revised partnership agreement in July 2004 in which the two companies agreed to revenue and resource sharing terms that are comparable to what management believes it would have generated through an acquisition. For example, Intesol is working on generating business for Maximum in its call center, TagNet and mobile point of sale solutions businesses. In return, Maximum is proactively working to sell some of Intesol's solutions in security,

We wish to remind investors that until the acquisition closes, there can be no assurance that it will close or that the business combination will be successful.

On April 12, 2004, we signed a term sheet to acquire 40% of Khumo (Pty) Ltd., a South African banking technology solutions company. In May 2004, we restructured Khumo and invited other partners to join the joint venture so that the newly named entity, Cooperate Development Agency (Pty) Ltd., will be the main focal point of the roll-up of 96 village banking branches nationwide. For our contribution to the joint venture, we are providing the funds management, banking regulatory requirements management systems, financial integration systems, and the software and infrastructure required to service and operate the village branches. One of the other joint venture partners is contributing its project management of 37 South African community bank branches as well as relationships with 59 other branches nationwide. Because this entity will be positioned to merge banking functions and possibly operations in the future with an established bank in South Africa, we are operating in stealth mode until the relationships are finalized. However, management believes that in the next two to three months it should have formalized and completed that agreements required to begin the roll-up process. Should we be successful at this roll-up, management estimates that we should have an equity stake of between 15% and 25% in the first modernized and institutionalized village bank in South Africa.

On June 22, 2004, we signed a Memorandum of Understanding (MOU) with Startrack Communications Africa (Pty), Ltd. (Startrack) to form a new venture under the name TagNet Southeast (Pty), Ltd. ("TagNet SE") that would hold Super Distributor rights to TagNet solutions in Africa, Southeast Asia and Australia. We have decided to unwind from this MOU with Startrack for several reasons with the primary one being that we do not believe that Startrack is able to carry out the funding commitment it had made to the joint venture. Rather than terminating our relationship completely, however, we have offered to appoint them as a Value Added Reseller (VAR) instead. Based upon initial feedback from Startrack, the VAR status may actually expedite them turning up sales for TagNet as they can operate without the risks associated with the funding to which they had committed. Another reason for unwinding is that we now believe that some of the groups to whom we have talked recently can take us to large global players in the logistics and transportation industries. The companies we are targeting would be a better fit as a strategic partner in these regions.

We have focused most of our resources from November 2003 through February 2004 on our two flagship projects: Mobile Commerce and TagNet.



Operations


Mobile Commerce


We consider mobile commerce to encompass anything that allows a retailer to be freed from a physical desk with an electrical outlet in order to conduct business. The key piece of hardware and software that facilitates this for entrepreneurs and retailers alike is a mobile point of sale ("POS") terminal that can sell any closed-end payment service (such as pre-paid airtime, pre-paid electricity, loyalty programs, credit card transactions, ATM/Debit card processing, etc.) These terminals are provided to customers as a fully functioning terminal integrated to a back-end transaction processing system.

These terminals communicate with the backend through GSM/GPRS network coverage or through regular landline telephony. We derive a percentage of each transaction from hosting the back-end sytem and providing the terminal applications. Besides supporting the POS terminals, regular cellular telephones can be used to sell and buy airtime through our backend pre-payment transaction server. This business model is ideal for the developing economies on the African and South American continents where we have identified significant demand.


In September 2003, we were introduced to a Hong Kong based company called M.POS Holdings Limited (http://www.mpos.net), which provides mobile commerce solutions, through one of the consultants we engaged for business development. M.POS provides mobile commerce services and products in the People's Republic of China and Hong Kong. Their flagship product is the M.POS2002, which is a wireless point of sale (POS) terminal designed to allow merchants to accept payments by means of debit or credit cards in any location through GSM/GPRS communication capability embedded in the unit. M.POS2002 is capable of processing magnetic cards or smart card payments in real time from any location. The M.POS terminal can also capture and transmit data for corporate applications, make voice calls and even offer fingerprint verification. It has messaging capabilities that include sending, receiving and printing short message services (SMS), sending and receiving email messages, and instant text messages. As a result, in our estimation, merchants now are no longer constrained to the location of their telephone lines, nor the narrow services on offer from their traditional electronic funds transfer (EFT) POS terminals. Our management believes that this highly portable device is perfectly suited to drive payment acceptance, prepaid voucher sales, inventory tracking and a host of other applications.

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

We decided to secure these exclusive rights because management believes that the M.POS2002 is a good strategic fit into our current product and service offering in the banking, supply chain management, mobile commerce and procurement industries.

In November 2003, we started the process of getting the M.POS2002 certified for the banking system in South Africa, which means the banks will approve of the device and its interfacing with the banking gateways in South Africa. Certification from the banks is also important in South Africa because the market is largely accustomed to the banks subsidizing the devices or providing the devices for free, similar to how cell phone companies provide the phone for free if the cellular service is secured for two years. Therefore, certification by the banks means that they have approved of the device and will add it to their list of POS vendors, which management believes will translate into sales of the M.POS unit. Even though bank certification is a costly and overhead intensive process, management believes that the overall financial benefit of gaining it is worth the cost and effort that it takes to achieve it.

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

As a result of our findings, we have been working with our strategic partners to get the M.POS terminal programmed for applications that will enable the M.POS unit to sell pre-paid voucher products such as cellular air time, electricity and water. The M.POS terminal is now programmed and able to sell air time for the major cellular companies in South Africa, which has allowed us to begin ramping up sales aggressively this month. In addition to these applications, we also have applications being developed for loyalty programs. In fact, in early August 2004, we submitted a proposal to two different retailers for development of their loyalty program and integration with POS terminals.

Now that we have a terminal selling airtime we are finding that there is more openness from the banks to provide us with means to offer banking services on the terminal as well. In fact, we believe that by mid-October we will be able to have our own back-end system for electronic funds transfer transactions (such as credit card, ATM and smart card transactions) on any terminal, which will immediately begin to add to our revenue stream. Due to the competitiveness of the industry, we are not disclosing who our banking partner is at this time.

We believe being able to offer the specific banking capabilities solution we have put together with our bank partner is incredibly significant as, if accepted by our bank partner, it would enable us to offer our terminals to end-users without having to go through the rigorous process of certifying our terminals. Management wishes to remind investors that there can be no assurance that our banking partner or any other bank will certify the M.POS terminal or offer us this type of a solution.

In February 2004, M.POS changed its manufacturing partner which resulted in pushing back the schedule for when terminals would be available. We utilized the delay as an opportunity to diversify our strategy from that of selling terminals to that of selling a point of sale solution that includes applications for pre-paid vouchers and banking running on our own back-end system. As a result, we can now generate on-going revenue from every transaction done on a terminal whether it is pre-paid airtime or a bank card charge. By selling terminals to customers who will utilize our back-end, we are better able to control the "foot print" of terminals. We are able to then manage that foot print as a network of terminals, which we expect makes it easier to maintain and update applications on the terminals remotely. More importantly, this strategy lowers our break-even point from about 10,000 terminals sold to about 1,000 terminals running through our back-end. In addition, we believe that this provides us with annuity income for as long as a terminal is placed in the field running through our back-end.

From June to August 2004, we worked diligently to secure this end-to-end solution running through our back-end. To achieve this, we had to sink significant resources and time into building out the needed infrastructure, a lot of which we have achieved through revenue sharing agreements with back-end and technology partners. If we are successful in obtaining banking capabilities on our terminals by mid-October, then we believe we will be able to capitalize on significant demand in South Africa that is not being met. We believe this because we would be one of the first providers positioned with an end-to-end offering that allows someone to offer both pre-paid services and banking transactions all on the same terminal.

Our marketing research and initial contact with our target market indicated that a rental model or financing terms for the sale of terminals would help overcome hurdles in securing orders. Therefore, we have also looked for financing partners so that we can offer a rental model to potential customers thereby reducing the cash outlay required to purchase a terminal. We have a relationship with two financing companies in South Africa who have approved our rental model. As a result, we are actively working on qualifying potential customers who have applied to rent our terminals.

With banking capabilities on the horizon and pre-paid services for cellular, electricity and water already working and being sold on our terminals, we have begun securing orders. One example is a recent partnership we formed with Naf-Cell (Pty) Ltd., a black economic empowered master service provider for Vodacom (the second largest cellular provider in Africa and the largest in South Africa). In July 2004, we signed a revenue sharing partnership with Naf-Cell wherein they will purchase mobile point of sale solutions from us and we will re-sell their range of products. Naf-Cell has committed to a standing order of 500 terminals from us. They are currently qualifying their top prospects through our financing process and we expect to receive payment of the first batch of orders in the next few weeks. For every terminal sold through Naf-Cell, we will share the revenues generated from the sale of cellular contracts and pre-paid airtime on the terminal. We wish to remind investors that there can be no assurance that Naf-Cell will fulfill its standing order of 500 units.

We are also working on selling our mobile point of sale solutions package to retail customers, most of whom are particularly interested in our banking offering once it is available. Some of these retail customers are national chains that we believe are looking for hundreds of terminals to be placed in their locations. We believe that once the banking can be offered on the terminals that we should see a dramatic increase in the number of orders. Our management estimates that we need between 700 and 750 terminals processing pre-paid vouchers and banking transactions on our back-end in order for us to become profitable. However, we wish to remind investors that there can be no assurance that we will reach profitability or sell enough terminals to break-even.

TAGNET

On October 31, 2003, we acquired 89% of Maseco Denmark A/S (which has now been changed to TagNet International A/S) for six million shares of restricted common stock. TagNet owns a suite of mobile logistics solutions, of which several applications have been in use in Demark and parts of Europe for a number of years. By making some engineering modifications and slight system redesigns, we were able to introduce a unique solution called TagNet, which is a system wherein cell phone communications technology is used to track the location of a module that can also identify and monitor small credit card size devices, or "Tags". In our estimation, these cost effective tag reading devices and tags can be tracked anywhere where there is cell phone coverage. By extending the network through other means, the solution can even be tracked outside of a cell phone network, which our management believes makes the tracking technology unique.

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

A typical solution of the new generation of technology consists of two components: tags and tag readers. More complex TagNet solutions could also include bar-code scanners, touch screen monitors, printers and telemetric measuring devices. Tags (also known as transponders) incorporate a chip and an antenna. Active tags, which include a battery, can transmit hundreds of feet and cost upward of $5. Passive tags are much cheaper, smaller, require no battery and usually have a range of only a few feet. Passive tags can also be disposable and can be packaged as bar-code labels. Readers are mobile, mini computers that operate software developed by TagNet that is used to identify tags, compute the instructions contained in the software, and perform the required function based on these instructions.

Radio Frequency Identification is a form of automatic identification technology that uses radio waves (wireless) to communicate among a system of integrated circuits, tags, readers and software to identify items. Radio waves transmitted from an antenna interact with an integrated circuit embedded on an RF tag, which sends radio waves back to a reader. The reader turns those waves into digital information, allowing the item that responded to be instantly identified.

Tagnet is supplied in a modular format with three primary modules. The first is the Base Module, which is a tracking device in line with a number of other products in the market. It can read a Global Position or a TAG ID and relay the information to a data center. The Base Module can be connected to a laptop or PC and with the right drivers installed the laptop can communicate with or through the center. The Base Module can easily be upgraded to the Smart Module to allow local applications to run on the equipment.

The next grade up is the Smart Module Processor, which can handle one or two on board applications with a few peripherals. If the processes get to complicated or if too many processes or too many peripherals need to be added, it is necessary to upgrade to the Business Module. We expect to be able to handle the bulk of our customer application on the Smart Module.

The Business Module has the same capability and flexibility as a PC but can handle more complex interfaces for peripheral equipments. It has full multitasking capability and a vast library of software functions all reducing the programming cost on more complex systems.

Our `Daisy Chain TAG Reader' is a radio frequency (RF) Transceiver (both transmitter and receiver) and is a unique product to TagNet. Just like the normal tag, it sends out its unique ID number every 2 seconds. Additionally it will work as a repeater for readers of the same type. We believe that this enables us to build a cheaper wireless chain of TAG readers for applications like guard routes, train wagon readers etc.

In January 2004, we secured a pilot project with the National United Local and Long Distance Taxi Association (NULLDTA), a 12,000 member organization in South Africa. NULLDTA is one of three main taxi cab associations in South Africa and there is an intense rivalry among the three. NULLDTA's members can use the devices to manage a fleet of taxis more effectively, optimize route coordination and coverage areas, deter vehicle theft, reduce the ability for drivers to be unproductive, reduce unreported cab fares, assist in determining what the cause of an accident may have been, and monitor engine performance and efficiency. Presentations were done to members to this effect and there was an overwhelming response rate of about 80%.

While interest within NULLDTA remains high, however, we have refocused our efforts on other contracts. The primary reason is that the taxi cab associations in South Africa are managed from the top down making direct customer contact practically impossible. Therefore, we have had to be very dependent upon the leaders of NULLDTA. NULLDTA's leadership has been focused on major legislation currently in the works that would make drastically alter the taxi industry landscape. Our management believes that eventually we should see orders from NULLDTA because its members have shown such a strong interest and continue to send such a message to us.

In January 2004, we presented TagNet to the Department of Transportation (DOT) in Mexico who invited us to do a demonstration of TagNet, which was completed on May 19, 2004. The Mexican DOT liked the technology's potential for substantial cost savings and increased security for the DOT, especially compared to other solutions that currently exist. The DOT has requested the project specifications for a pilot project for two vehicles spread over a couple of routes. The pilot project concept plan involves monitoring how cement is disappearing from trucks along its routes. We have put together the required components and are working on presenting the project plan sometime during the next two weeks. Upon successful implementation, the DOT would require the companies with which it contracts to utilize the TagNet system on its vehicles. The DOT has communicated that there are over 40,000 registered trucks that would need to convert if it approved the pilot. There can be no assurance the DOT will approve of the pilot.

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

In June 2004, we submitted a proposal to a train company in South Africa who had contracted a black economic empowerment technology company to provide a solution that can track train locations, decrease cargo shrinkage through tracking, and improve shipping efficiencies. Having failed to deliver a solution after billing the train company about $15 million, the contractor is under pressure to produce a solution by September 2004. However, many of its current sub-contractors are owed about $10 million and are putting pressure on the contractor to get the money from the train company, who has refused to pay the additional money until a solution is provided.

The proposal, in which we outlined our technology specifications, has been accepted by the train company. The contractor to whom we would be sub-contracted has agreed that TagNet is the preferred solution. Engineers in both companies are agreed that TagNet is a more effective solution and will cost about $25 million less than the other alternative, which has failed to deliver after two years of trying.

Due to the size of the contract, there are political issues at stake that management believes have stalled our progress with the contract. We are currently utilizing every resource available to apply pressure to allow us to begin the first phase that would involve between five and ten trains all at our own expense. By so doing, we believe there would be no alternative but for the contractor to the train company to move forward with TagNet.

At the end of August, the consortium of medical experts with whom we signed a Memorandum of Understanding (MOU) has scheduled a demonstration with a large distribution company in South Africa. While separate from the medical applications they are developing under the MOU, the consortium is actively working on bringing potential customers to us.

In South Africa, we have submitted proposals for a service delivery solution for a water meter reading company, a truck monitoring solution for an energy company, a delivery tracking solution for a cellular company, and a time and attendance solution for a cleaning service company. In Mexico, we are working on submitting a proposal for a petroleum transport company in Mexico that is trying to reduce its loss of petroleum to the black market as a result of shrinkage from its trucks.

While TagNet has received interest in its products, management wishes to remind investors that there can be no guarantee that any of these demonstrations or pilot projects will result in secured contracts or revenues.

To date, we have suffered a setback with TagNet due to a production problem where Motorola supplied us with GPRS modems that do not function properly. They initially told us they would be fixed within two weeks. After one week, we began working on a contingency plan. After five weeks, we had completely redesigned and retooled our units to be fitted with another modem from another manufacturer. Motorola has still not corrected the problem. We are considering taking legal action against Motorola for its failure to provide a workable solution and for creating a two month bottleneck in production.

As a result, the first 300 units that were to be delivered to Glibstrup Transport were delayed. We believe we have resolved these problems and are planning on delivery in August and September. As a result, we believe the revenue we expected to book from this contract will be realized in the three months ended September 30, 2004.

This production problem with Motorola caused a delay in the production and delivery of demonstration units to our operations in South Africa and Mexico, which are needed in order to demonstrate the technology working "out in the field." We believe the delay in getting the demonstrator down to South Africa has caused us to be about two months behind schedule and has resulted in us not yet having secured a significant order to date. Demonstrators are scheduled to arrive in South Africa and Mexico at the end of August 2004. While sales can take place without demonstrators, we believe that having these demonstrators on-hand will dramatically improve our ability to sell the TagNet solution.

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

The fifth director to join our Advisory Board was Yvonne Chaka Chaka, who is a South African national and one of Africa's most prominent singers. She is commonly referred to as the "Princess of Africa" and has a singing career that goes back almost 20 years during which she has produced 16 albums and has won the Ngomo Award for the grand song prize of Zaire (now DRC) as well as the FNB/SAMA Award for best female singer. Yvonne's passion for singing is also shared by her commitment to eliminate illiteracy in global society - demonstrated by her ceaseless work in UNISA. In 2003, Yvonne was made Goodwill Ambassador for University of South Africa (UNISA) along with Dikgang Moseneke, Judge of the Constitutional Court of South Africa; Nobel Laureate Bishop Desmond Tutu; and former 2001 Miss South Africa Vanessa Careirra. She also teaches literacy part time at UNISA and was recently appointed Goodwill Ambassador for the university. She sits on several boards of charitable and NGO organizations, and was recently appointed to the board of the Johannesburg Tourism Company. A recent big thrill for her was to sing at the 85th birthday party of Nelson Mandela this year. She attended Maximum's last Advisory Board meeting in July and participated in the strategy discussion surrounding Maximum's submission of an extensive proposal to the President of South Africa. She plans to help gather support from prominent politicians, business leaders and other entertainers.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $18,705 and accounts receivable of $72,161, employee advances of $6,154 and inventory of $135,112 as of June 30, 2004. Our total current assets were $232,132 as of June 30, 2004. Our total assets were $844,030 as of June 30, 2004, of which $170,656 was represented by property and equipment and accumulated depreciation of ($69,463). We also had intangible assets of $531,950, accumulated amortization of ($74,669) and other assets of $53,424. Additionally, our officers are committed to paying our expenses to enable us to continue operations for at least the next twelve months. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were approximately $446,580 as of June 30, 2004. Accounts payable and accrued liabilities represented $444,799 of our total current liabilities and $1,781 in other current liabilities. Our accounts payable consisted of $13,488 in accrued wages for Maximum Dynamics, Inc. SA, which have been paid, and $241,650 in outsourced research and development costs for TagNet International. We also had $200,000 in convertible debentures making our total liabilities $646,580. We also had ($6,263) represented by a minority interest. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2004, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2003.

REVENUES. We have realized revenues of approximately $98,345 from services that we provided during the three months ended June 30, 2004. This is in comparison to revenues of $37,599 that we generated during the three month period ended June 30, 2003. We experienced an increase in revenues because we have increased our client base and expanded our operations. We were anticipating our revenues to be higher but due to a production problem with the Motorola modems we use for our TagNet solution, we were unable to book the revenue from our contract with Glibstrub Transportation for 300 units of TagNet. Delivery is taking place in August and September, 2004 and we anticipate those revenues will be booked in the three months ended September 30, 2004.

OPERATING EXPENSES. For the three months ended June 30, 2004, our total operating expenses were approximately $898,474. Our cost of generating revenue was $73,370. Our operating expenses were also represented by stock based compensation of $475,000, selling, general and administrative expenses of $302,694, and $47,410 in depreciation and amortization. We experienced a net operating loss of $800,192 for the three month period ended June 30, 2004. We attribute most of these expenses to building our infrastructure needed to support the back-end transaction processing system we now have in place for our mobile point of sale terminals as well as the costs associated with building the infrastructure required for TagNet such as logistics solutions and the needed library of applications.

This is in comparison to the three month period ended June 30, 2003, where we experienced a net operating loss of $182,887. During the period ended June 30, 2003, our total expenses were $220,486. Of this amount, $2,486 represented cost of revenue, $24,780 in selling, general and administrative expenses, $60,350 in contributed services and $132,870 in depreciation and amortization. The increase as compared to the period ended June 30, 2004 was primarily due to increased levels of operations, resulting in consulting expenses, depreciation and amortization that we incurred during that quarter as compared to the same period ended June 30, 2003.

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2004, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2003.

REVENUES. We have realized revenues of approximately $363,143 from services that we provided during the six months ended June 30, 2004. This is in comparison to revenues of $117,973 that we generated during the six month period ended June 30, 2003. We experienced an increase in revenues because we have increased our client base and expanded our operations.

OPERATING EXPENSES. For the six months ended June 30, 2004, our total operating expenses were approximately $2,340,742, as compared to $734,549 for the same period ended 2003. Our cost of generating revenue was $73,370. Our operating expenses were also represented by stock based compensation of $1,489,000, selling, general and administrative expenses of $683,206, and $95,166 in depreciation and amortization. This is in comparison to $38,657 representing cost of revenue, $127,250 in stock based compensation, $193,342 in selling, general and administrative expenses and $265,575 in depreciation and amortization. Therefore, we experienced a net operating loss of $1,977,599 for the six month period ended June 30, 2004 as compared to $616,576 for the same period ended in 2003. We attribute most of these expenses to building our infrastructure needed to support the back-end transaction processing system we now have in place for our mobile point of sale terminals as well as the costs associated with building the infrastructure required for TagNet such as logistics solutions and the needed library of applications.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $98,345 in revenues during the quarter ended June 30, 2004, and had $18,705 in cash and $72,161 in accounts receivable as of that date. We believe that we will be able to collect those accounts receivable in a timely fashion. We have registered an equity line of credit with Cornell Capital Partners LLC for $10 million, which we believe should provide us with access to funding should we require it. We believe that we should generate revenues over the next two quarters that should be sufficient to meet our obligations. As such, we believe that that we will have sufficient financial resources to meet our obligations for the twelve month period following June 30, 2004. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

While we have numerous projects we are managing, we are currently focusing the vast majority of our resources on TagNet, mobile commerce, call center and back office services, and village banking. We believe that these four main business units will generate the majority of our forecasted revenues over the next two quarters.

In addition to the successful demonstrations of TagNet we had and the two proposals we already had under consideration in the last quarter, we have also submitted proposals for a service delivery solution for a water meter reading company, a truck monitoring solution for an energy company, a delivery tracking solution for a cellular company, and a time and attendance solution for a cleaning service company. In Mexico, we are working on submitting a proposal for a petroleum transport company in Mexico that is trying to reduce its loss of petroleum to the black market as a result of shrinkage from its trucks.

Our biggest challenge right now is servicing enquiries as the resources we were counting on from Startrack are not available, which means that we do not have the sales and sales support team needed to keep up with demand. To compensate for this, we are working diligently to establish more VARs for TagNet and defining their roles with regard to sales, maintenance and support so that we can expand our capability to generate and close sales, implement and maintain these potential contracts.

Our management is very excited about the prospects with TagNet and believes that it will generate significant revenues over the next twelve months. Several of the contracts we are currently are pursuing are large enough that should we secure just one of them the contract would provide us with sufficient financial resources to meet our obligations for the twelve month period following the start of the contract.

While we are very confident about our technology, we wish to remind investors that there can be no guarantee that it will result in the successful procurement of any contract or that sufficient revenues to meet obligations will be generated should such a contract be procured.

As a project, our management team estimates that our mobile point of sale project is running behind schedule in terms of revenue generation but ahead of schedule for being able to offer banking services on the terminals. Starting in August, we officially moved into product launch phase and are busy working on securing orders for pre-paid services while we wait for banking to become available. Based upon our current negotiations with our banking partner, our management believes that we will secure an agreement that will enable us to offer banking services on our terminal without having to first certify the terminal. In so doing, we believe this will open the doors for us to aggressively market our offering since in our estimation there are few (if any) solutions currently available that offer both pre-paid and banking on the same terminal.

Our initial marketing research also indicates that there are thousands of merchants who are declined by the banks for obtaining banking enabled terminals.2 However, in approaching them and analyzing the situation, we believe we have developed a feasible option for merchants to have access to both banking and pre-paid enabled terminals all while minimizing our risk and the exposure to the bank. If we are successful in proving this model, current research done by ourselves and industry experts suggest that the demand could be in excess of 50,000 terminals. With the World Cup coming to South Africa in 2010, we believe we could be well positioned to participate in much of the merchant revitalization programs that are planned to take place before then. Management wishes to remind investors that there can be no assurance that our banking partner or any other bank will offer us this banking solution or that if it does we will be able to secure orders for the terminals.

We are also working on a similar solution for the market in Mexico where we have already met with Inbursa, Banco Azteca and other companies involved in the banking sector in Mexico. For the time being, we believe that pre-paid solutions represent a more developed market as a whole in Mexico compared to South Africa. As such, we are focused on rolling out an end-to-end solution in Mexico for pre-paid first and then banking. Demand and volumes are higher in general in Mexico as compared to South Africa. However, the market resembles one controlled primarily by banking and telecommunications cartels, which can make it more difficult to penetrate. We have developed strategic partnerships with companies that are actively involved in this sector and we believe we are now well positioned in Mexico. Our management estimates that sales of mobile point of sale terminals in Mexico will lag behind sales in South Africa by a few months since we only began penetrating the marketing in Mexico in January 2004.

Management believes that there is sufficient demand currently to support its conservative forecasts of at least 4,000 terminals over the next 12 months. Assuming these terminals were utilizing our back-end, this number of terminals would enable us to finance our own terminals and expand our foot print scope to other regions. Management believes that sales of 750 units would provide us with sufficient financial resources to meet our obligations for the next twelve month period. However, there can be no assurance that any sales of point of sale solutions will occur or that even if sales are generated that it will be sufficient to cover our obligations.

We are also busy actively implementing our other projects, which to some extent have moved forward slowly due to the fact that most of our resources to date have been focused on TagNet and mobile commerce. We have now staffed up and built the infrastructure and resources required to move forward with almost all of our projects.

Two projects at the top of our list are our village banking and our call center/back office services projects. These two projects are not only exciting business opportunities but they also offer a compelling story. In the context of South Africa (and any developing economy), bringing banking (and therefore communications) infrastructure to the marginalized is a story the media are

------------------
1 The primary providers of point of sale terminals capable of handling banking transactions are distributed by the banks, who screen applicants excessively.

extremely interested in telling. We have already been in discussions with several media groups and are planning a media and public relations campaign aimed at telling our story. The call center business is booming currently in South Africa and we are working with Intesol to build that business. Intesol is also working with us to submit grants for government assistance programs since the government is providing assistance for call center services. With some of our unique approaches of conducting skills transfer to those who were previously disadvantaged, we believe we stand a good chance of obtaining assistance in one form or another. We believe that these two projects exemplify the uniqueness of our business model, approach and the exciting opportunities we are experiencing.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. There are four important milestones over the next twelve months that we believe are very important for us to achieve. The first milestone is to close three of the seven TagNet contracts being considered. Because we had received such positive feedback and been given verbal approval for several large contracts, we focused much of our efforts on those. While we are waiting for decisions, we are now also focused on procuring smaller contracts so that we can establish customer reference sites, which we believe may strengthen our positions with those considering our proposed solutions.

The second milestone is to sell 1,000 mobile point of sale terminals that are using our back-end, which would make us profitable within two months of installation (due to the billing cycles). While our internal goals are much higher, we are forecasting sales of 30 units in August, 70 in September, 100 in October, 150 in November and 250 in December. We believe these sales will make us profitable as soon as they are all processing banking transactions on our back-end in addition to pre-paid. If we are unsuccessful in obtaining banking capabilities, we believe we will need about 1,000 terminals selling pre-paid vouchers through our back-end in order to become profitable.3

The third milestone is to successfully manage the roll-up of the 37 village bank branches we are targeting and secure an equity stake in that reorganized bank. With that successfully achieved, we believe we will be able to begin the process of growing the bank to include an additional 59 branches and transitioning it to a commercial bank. We have finished developing the software component of the infrastructure that is required to meet the village banks' requirements. We are testing the software during the month of August. We are planning to begin installation in the first three sites in September and will be looking for investment partners in the reorganized bank to grow the portfolio of the bank at that time. Even if we are unsuccessful in obtaining an investment partner, we believe we will be able to gradually do the roll-up of all 96 village bank branches.

Once the first ten branches are completed, we believe we can then utilize it as a proof of concept for China where we have received an invitation to manage a similar process with rural banks there. The investment partner has already been identified in China although no formal agreement has been signed nor can there be any assurance that we will successfully launch a pilot project in China.

Once we meet the first two milestones, we believe that we will meet the listing requirements of either the AMEX or NASDAQ stock exchanges. We believe that reaching the third and fourth milestones will enable us to create significant awareness about our company that will result in increased credibility, further cooperation from government and business entities, and position us with four core business modules with which to duplicate in developing economies around the world. We also believe that reaching these milestones and the increased awareness may lead to more investor awareness about our company. This is important because it is our goal to move from the Over-The-Counter Bulletin Board (OTCBB) stock exchange to either AMEX or NASDAQ. We believe that these exchanges offer us more visibility to the financial markets as well as less volatility in our trading patterns. We initially believed we would be ready to start this process by the end of fiscal year 2004. While we could still qualify if the first two milestones are met within this time frame, we have revised our internal planning to reflect this delay. As such, we now believe that mid 2005 is a more realistic goal.

If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. While we have begun the process to register these shares securing a standby equity line of credit with Cornell Capital Partners LLC, we may be unable to draw down upon this financing successfully. If we are unsuccessful in obtaining further financing, we could be unable to continue operations. If we do draw down upon the equity line of credit, it will further dilute the ownership of current shareholders.


------------------
1 These estimates assume that the terminals are placed in locations that are close to the industry average in terms of volume of transactions. These estimates of profitability also include expenses associated with growth and expansion of the foot print.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b) Reports on Form 8-K


None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cape Town, South Africa, on August 16, 2004.



Maximum Dynamics, Inc.


By:      /s/  Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         President, Secretary, and a director