Form 10KSB/A
period 2003-12-31
MAXIMUM DYNAMICS INC
filed 2004-08-26
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB



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


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of August 18, 2004, approximately $13,866,395.73.

As of August 18, 2004, there were 77,185,833 shares of the issuer's no par value common stock issued and outstanding.


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

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------


(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective.

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Colorado Springs, Colorado, on August 18, 2004.

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



By:      /s/  Eric Majors                                     August 18, 2004
         --------------------------------------------
         Eric Majors
Its:     Principal Executive Officer
         President, Secretary and a Director


By:      /s/ Joshua Wolcott                                   August 18, 2004
         --------------------------------------------
         Joshua Wolcott
Its:     Principal Accounting Officer
         Treasurer and a Director