Form 10QSB
period 2004-09-30
MAXIMUM DYNAMICS INC
filed 2004-12-03
CIK 1166529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                           --------------    -----------------

Commission File Number: 000-49954

                             Maximum Dynamics, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Colorado                                                            84-1556886
----------                                                          ----------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2 North Cascade Avenue, Suite 1100, Colorado Springs, Colorado         80903
---------------------------------------------------------------    ------------
(Address of incorporated executive offices)                          (Zip Code)


Unit 1, College House, Village Square, Parklands, South Africa         7441
---------------------------------------------------------------    ------------
(Address of Global Operations Center)                                (Zip Code)


(719) 381-1728 in the U.S.A and 011.27.21.556.1155 in South Africa
----------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 1, 2004 there were 92,923,287 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                             MAXIMUM DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)




                               September 30, 2004

 Assets
Current assets:
    Cash.....................................................   $       38,777
    Accounts receivable......................................          141,494
    Employee advances........................................            8,516
    Inventory................................................           99,643
                                                                ----------------
                   Total current assets......................          288,430

Property and equipment.......................................          170,879
Accumulated depreciation.....................................          (88,213)
Intangible assets............................................          531,950
Accumulated amortization.....................................         (109,025)
Other assets.................................................           46,004
                                                                ----------------
                   Total assets..............................   $      840,025
                                                                ================

                       Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts and notes payable...............................   $      612,668
    Other current liabilities................................            6,734
                                                                ----------------
                   Total current liabilities.................          619,402

Secured Convertible Debentures (Note 4)......................          400,000
                                                                ----------------
                   Total liabilities.........................        1,019,402

Minority interest ...........................................            4,603

Shareholders' deficit (Note 2 and 6):
    Common stock, 90,898,287 shares issued and outstanding...        7,458,093
    Additional paid-in capital...............................          579,892
    Retained deficit.........................................       (8,223,196)
    Accumulated other comprehensive income:
       Cumulative translation adjustment.....................            1,231
                                                                ----------------


                   Total shareholders' deficit...............         (183,980)
                                                                ----------------

                                                                $      840,025
                                                                ================





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------------  -------------------------------
                                                         2004           2003            2004             2003
                                                     -------------- --------------  --------------   --------------
Service Revenue..................................... $     214,216  $     47,100    $      577,359   $      155,553
                                                     -------------- --------------  --------------   --------------

Operating expenses:
    Cost of Revenue.................................       102,012           500           175,382           39,157
    Stock based compensation (Note 2 and 6).........       767,460        20,410         2,256,460          205,860
    Selling, general and administrative.............       436,637        15,470           919,843          208,812
    Contributed services............................           ---        96,125               ---          205,850
    Depreciation and amortization...................        43,569       132,869           138,735          398,444
                                                     -------------- --------------  --------------   --------------

               Total operating expenses.............     1,349,678       265,374         3,490,420        1,058,123
                                                     -------------- --------------  --------------   --------------

               Operating loss.......................    (1,135,462)     (218,274)       (2,913,061)        (902,570)

    Gain on forgiveness of debt.....................           ---        50,000           426,900           50,000
    Gain on collection of receivables
      previously written off........................           ---           ---           100,500              ---
    Impairment loss (Note 7)........................       227,986           ---           227,986              ---
    Interest Expense................................        13,329       128,289            23,066          344,250
                                                     -------------- --------------  --------------   --------------
               Loss before income taxes and
                 minority interest..................    (1,376,777)     (296,563)       (2,636,713)      (1,196,820)

Minority interest share of net income/(loss)........        (1,660)          539            11,063              539
                                                     -------------- --------------  --------------   --------------
               Loss before income taxes............     (1,378,437) $   (296,024)   $   (2,625,650)  $   (1,196,281)

Income tax provision (Note 3).......................           ---           ---               ---              ---
                                                     -------------- --------------  --------------   --------------

               Net loss............................. $  (1,378,437) $   (296,024)   $   (2,625,650)  $  (1,196,281)
                                                     ============== ==============  ==============   ==============

Basic and diluted loss per share.................... $       (0.02) $      (0.01)   $        (0.03)  $       (0.04)
                                                     ============== ==============  ==============   ==============

Weighted average common shares outstanding..........    84,823,318    37,526,667        79,972,089      32,213,667
                                                     ============== ==============  ==============   ==============





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                                              OTHER
                                                                                                           COMPREHENSIVE
                                                                                                              LOSS
                                                                               ADDITIONAL                   CUMULATIVE
                                                       COMMON STOCK             PAID-IN       RETAINED     TRANSLATION
                                                  SHARES          AMOUNT        CAPITAL       DEFICIT       ADJUSTMENT      TOTAL
                                                -------------   ------------  ------------  ------------   -------------------------
    December 31, 2003.........................     61,809,687   $  4,542,719  $    573,225   (5,597,547)   $       264   $ (481,339)
                                                =============   ============  ============  ============   ============  ===========

Common stock issued in lieu of compensation to
    officers and employees....................      7,581,146        755,414         6,667          ---            ---      762,081
Common stock issued in exchange for
    consulting services.......................      6,895,000        689,500           ---          ---            ---      689,500
Common stock issued in E-Sap
    acquisition agreement.....................      2,000,000        200,000           ---          ---            ---      200,000
Common stock cancelled in E-Sap
   acquisition agreement......................     (2,000,000)      (200,000)          ---          ---            ---     (200,000)
Sale of common stock..........................      2,500,000        475,000           ---          ---            ---      475,000
Common stock issued in Unilogic acquisition
    agreement (Note 6)........................      1,000,000        228,000           ---          ---            ---      228,000
Common stock issued in lieu of compensation
    to board members, officers, and
    employees (Note 2)........................      4,090,550        204,528           ---          ---            ---      204,528
Common stock issued in exchange for
    consulting services (Note 6)..............      7,021,904        562,932           ---          ---            ---      562,932
Comprehensive loss:
    Net loss..................................            ---            ---           ---   (2,625,650)           ---   (2,625,650)
    Cumulative translation adjustment.........            ---            ---           ---          ---            967          967
                                                -------------   ------------  ------------  ------------   ------------  -----------
Balance at
    September 30, 2004.......................      90,898,287   $  7,458,093  $    579,892  $(8,223,196)   $     1,231   $ (183,980)
                                                =============   ============  ============  ============   ============  ===========





     See accompanying notes to condensed consolidated financial statements.

                             MAXIMUM DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                                  2004                 2003
                                                                            ------------------   ------------------
Net cash (used in) provided by operating activities....................     $         (301,900)  $        (140,918)
                                                                            ------------------   ------------------
Cash flows from investing activities:
    Purchases of equipment.............................................                (30,304)             (2,076)
                                                                            ------------------   ------------------
    Net cash used in investing activities..............................                (30,304)             (2,076)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Working capital advances, net......................................                  6,667                 ---
    Proceeds from issuance of notes payable ...........................                400,000             165,000
    Repayment of notes payable ........................................               (155,634)            (20,000)
    Payments for offering costs .......................................                 (2,700)                ---
    Proceeds from sale of common stock ................................                 95,000                 ---
                                                                            ------------------   ------------------

                      Net cash provided by
                         financing activities..........................               (343,333)            145,000
                                                                            ------------------   ------------------

Effect of exchange rate on cash........................................                  1,231                 ---

                         Net change in cash............................                 12,360               2,006

Cash, beginning of period..............................................                 26,417               2,813
                                                                            ------------------   ------------------

Cash, end of period....................................................     $           38,777   $           4,819
                                                                            ==================   ==================

Supplemental disclosure of cash flow information:
       Income taxes....................................................     $              ---   $             ---
                                                                            ==================   ==================
       Interest........................................................     $              ---   $             ---
                                                                            ==================   ==================
    Non-cash investing and financing transactions:
       Common stock issued as payment of debt and
          accrued interest payable ....................................     $          138,614   $             ---
                                                                            ==================   ==================
    Common stock issued in exchange for
          offering costs...............................................      $             ---   $           5,000
                                                                            ==================   ==================

       Common stock issued to acquire Datalus
          technology .................................................      $          200,000   $             ---
                                                                            ==================   ==================

       Common stock issued to acquire 20 percent
          interest in E-SAP ...........................................     $          200,000   $             ---
                                                                            ==================   ==================

       Common stock issued to acquire 49 percent
          interest of Unilogic ........................................     $          228,000   $             ---
                                                                            ===================  ==================







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

FINANCIAL DATA PRESENTED HEREIN ARE UNAUDITED.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred net losses of $1,378,437 and $296,024 during the three months ended September 30, 2004 and 2003 and net losses of $2,625,650 and $1,196,281 during the nine months ended September 30, 2004 and 2003. This factor among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. Our management intends to seek funding sources to help fund our operation as it expands.

NOTE 2:  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2004, we issued 4,090,550 restricted shares of our par value common stock to certain officers, advisory board members and employees as payment for salaries. The shares issued in the transaction were valued based on market price on the day of issuance. Stock-based compensation expense of $204,528 is recognized and included in the accompanying consolidated financial statements for the period ended September 30, 2004.

During the period ended September 30, 2004, we entered into transactions with regard to the rental of computer equipment and motor vehicles from an affiliate. The affiliate is a closely held corporation formed in South Africa whose sole member is our Chief Executive Officer. The related party transaction expenses totaled $597,325 for the nine months ended September 30, 2004, which are based on prevailing market rates less 20% for such rentals. The outstanding amount of $142,818 owned to the related party is carried in the balance sheet at September 30, 2004.

                             Maximum Dynamics, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 3:  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  CONVERTIBLE DEBENTURES

In April 2004, we received a funding commitment of $500,000 from Cornell Capital Partners in the form of convertible debentures. The debentures are convertible at Cornell's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of our common stock as of the closing date or (ii) 80% of the lowest closing bid price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, we have the option to either pay the holder 120% of the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The convertible debentures are collateralized by all of our assets. In the event the debentures are redeemed, we will issue to Cornell a warrant to purchase 50,000 shares of our common stock for every $100,000 redeemed at an exercise price of $0.258 per share. Cornell purchased the convertible debentures from us in a private placement in April 2004. In June 2004, we filed a registration statement with the Securities and Exchange Commission to register 12,019,231 shares of our common stock underlying the convertible debentures.

NOTE 5:  INVENTORY

Inventory consists of 43 Mobile Point of Sales Units and various computer components, which have been accounted for at cost. We have made no provision for inventory obsolescence, as our directors have deemed this unnecessary.

Mobile point-of-sale units............................     $        28,705
Tagnet components.....................................              70,938
                                                           ----------------
                                                           $        99,643
                                                           ================

NOTE 6:  COMMON STOCK ISSUANCE

During the quarter ended September 30, 2004, we issued 1,000,000 shares of our common stock to acquire the remaining 49 percent of Unilogic Solutions (Pty), Ltd. The shares issued were valued based on market price on the closing date of the transactions. (See Note 7)

In August 2004, the Company issued 7,021,904 restricted shares of our par value common stock for services. The shares issued in the transaction were valued based on market price on the day of issuance. Stock-based compensation expense of $562,932 is recognized and included in the accompanying consolidated financial statements for the period ended September 30, 2004.

                             Maximum Dynamics, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 7:  ACQUISITION AGREEMENT

In February 2004, we acquired the remaining 49 percent of Unilogic outstanding common stock for 1,000,000 shares of our common stock, which made Unilogic our wholly-owned subsidiary.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The aggregate purchase price was $228,000, consisting of 1,000,000 shares of our common stock with a market value of $.23 per share on the closing date of the transaction.

Goodwill recognized in the acquisition totaled $227,986. Because both Unilogic and Maximum have incurred net losses since inception and the fair value of the net assets obtained in the Unilogic acquisition could not be objectively verified, management determined that the goodwill recorded as part of the Unilogic acquisition should be written off and we recorded an asset impairment charge totaling $227,986.

NOTE 8:  SUBSEQUENT EVENT

In November 2004, we signed a letter of intent to acquire up to 70% of Fastmould Specialists CC, a South African plastics injection molding, tooling and assembly company. Fastmould was founded in 1994 and specializes in making plastic injection moulds for various components manufactured in well-known products, including automobile manufacturers BMW and Rover. Fastmould also provides tooling and mould making within its injection molding operations using the latest CAD/CAM and spark eroding technology. By incorporating a production line, Fastmould can also provide complete or sub-assemblies of products.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

BACKGROUND

Maximum Dynamics, Inc. ("Maximum Dynamics," "we," "MXDY" or the "Company") was incorporated on August 23, 2000 in Colorado. Today, we utilize a fully functional back office and global operations center located in Cape Town, South Africa to manage business projects in four continents. Currently, MXDY manages 21 projects as direct project managers, relationship managers or deal brokers. These projects include mobile logistics and tracking (Tagnet), mobile commerce and point of sale solutions, village banking, business process management, enterprise application integration, supply chain management and procurement, back office services, wireless Internet communications in urban and rural settings, commodities trading, energy and alternative fuel, and economic development businesses.

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

MATERIAL EVENTS FOR THE PERIOD ENDING SEPTEMBER 30, 2004

In March 2004, we entered into discussions with E-SAP Project Management and Consulting (Pty), Ltd. (E-SAP) about an acquisition. Management had already formed a strategic partnership with E-SAP and had identified E-SAP as a possible candidate to provide for the infrastructure requirements we had. On March 4, 2004, we acquired a 20% equity stake in E-SAP in March 2003. E-SAP represented to us that it was a 157 person end-to-end products and solutions company that has experience in diverse business areas and technology domains in the telecommunications, banking, financial services, insurance and logistics industries. E-SAP also represented to us that it had generated revenues of $10,413,692 and net income of $1,225,617 in fiscal year 2003. (March 1, 2003 through February 28, 2004 at an exchange rate of US$1 to R6.5).

However, after deeper investigation beyond our initial due diligence, our management discovered that the information represented in E-Sap's financial statements was not accurate. In fact, management has discovered that E-Sap's Chairman and CEO modified the audited statements and made several material misstatements, which is a criminal offense in South Africa. Since we had included the financials in our financial statements that were incorporated into our quarterly report for the period ended March 31, 2004, we decided to write off our financial statements for that period in June 2004. We made this decision since the actual value of E-Sap and our ownership stake in that entity that we reported for that period is now not correct.

In September 2004, we initiated legal action against E-Sap and its principals for their failure to accurately represent the value of E-Sap to us. We are also requiring that the 2,000,000 shares of Common Stock that was issued as payment for the acquisition be cancelled and returned to Maximum's treasury. A legal firm, who is a strategic partner of ours that specializes in technology law, is handling the proceedings for us.

With the need for more infrastructure, we also signed a term sheet to acquire 40% of Intesol Corporation (Pty) Ltd. ("Intesol"), a 54% South African Black Economic Empowerment (BEE) technology company on April 14, 2004. The initial consolidated revenues for Intesol and its joint ventures for the financial year initially were expected to reveal revenues of about USD$10 million with a net income estimated to be about USD$2 million. Intesol is comprised of a group of subsidiaries that fall under the umbrella of Intesol Corporation (referred to collectively as the Intesol Group of Companies). Intesol specializes in integrated security solutions, systems design, electronic security, data recovery and erasing, digital storage, security risk analysis, engineering consulting, radio frequency identification tag integration, banking security, technology law, Energy Power Management and other forms of communications.
In addition to being a solid infrastructure company, we believe that Intesol Group of Companies has intellectual property rights and patents that include:
ATM access control, a bank card identification system, a credit card identification system, cell ads, a vehicle identification system, an asset integrated monitoring identification system, and information security software.

While both companies are still open to completing this acquisition, our management has determined that with the number of subsidiaries Intesol has spread out over the continent of Africa that timely reporting would represent a problem. To that end, both companies agreed that an acquisition would not be completed at this time. Our management is working with Intesol to help facilitate a consolidation of the valuable subsidiaries and sell of assets or unwind from those that are not producing.

In the meantime, both companies agreed to further business cooperation by signing a revised partnership agreement in July 2004 in which the two companies agreed to revenue and resource sharing terms. For example, Intesol is working on generating business for Maximum in its call center, Tagnet and mobile point of sale solutions businesses. In return, Maximum is proactively working to sell some of Intesol's solutions. Our management team is also working with Intesol to help it restructure the group and to position itself for acquisitions and mergers with other BEE companies. Two companies in particular have been identified and Intesol is working to formulate a strategic plan for merging with those two entities, which would result in consolidated revenues of about two to three times its current financial position.
We wish to remind investors that there can be no guarantee that we will close this acquisition or that if it does close that the business combination will be successful.

In October, we structured an agreement with eDegree to work together on developing an education business. eDegree has hundreds of online courses that it offers on-line. Maximum will be providing its premises and infrastructure to administrate the courses in the Western Cape of South Africa. This revenue sharing partnership enables Maximum to work towards its goal of utilizing business as a tool to help people. We are currently working with eDegree on a marketing campaign aimed at growing its student base in Cape Town.

In November, we signed a letter of intent to acquire up to 70% of Fastmould Specialists CC, a South African plastics injection molding, tooling and assembly company. Fastmould was founded in 1994 and specializes in making plastic injection moulds for various components manufactured in well-known products, including automobile manufacturers BMW and Rover. Fastmould also provides tooling and mould making within its injection molding operations using the latest CAD/CAM and spark eroding technology. By incorporating a production line, Fastmould can also provide complete or sub-assemblies of products. The audited financials for the year ending February 28, 2004 for Fastmould showed revenues of US$1.51 million and a net loss US$76,000 (calculated at USD 1 to ZAR 6.4) with profitable operations for the year prior.

With Tagnet receiving requests for pilot projects and proof of concepts in South Africa, Mexico and Europe, management is projecting sizeable demand for Tagnet units. As a result, Maximum has been working on a business strategy wherein production for Tagnet hardware would be moved in-house (to a subsidiary) because we would like the ability to control the production and assembly costs of our Tagnet modules and equipment. The business model is to build a production company that does plastics, electronic component assembly and other related production capabilities. One strategy is to utilize South African government grants for the training of and skills transfer for previously disadvantaged individuals (PDIs) to cut costs of production in the first couple of years so that Tagnet can utilize those cost savings to fund its anticipated growth. There are also certain tax incentives for producing the units in South Africa (referred to as "Proudly South African"). Management has identified several production companies that it believes can meet these objectives.

Our management chose Fastmould as its first choice because the company conducts no marketing and has a record of operating profitably despite operating at about 30% capacity. Fastmould also has an existing training program for PDIs that has resulted in grants from the government. It has grown organically since inception and has developed a customer list consisting of well-established companies. We wish to remind investors however that there can be no assurance that this acquisition will be completed, that any of the other companies that have been identified will be acquired, or that if a production company is acquired that it will result in profitable operations.

We have focused most of our resources from November 2003 through September 2004 on our two flagship projects: Tagnet and Mobile/Virtual Commerce.


OPERATIONS


MOBILE AND VIRTUAL COMMERCE

We consider mobile and virtual commerce to encompass anything that allows a retailer to be freed from a physical desk with an electrical outlet in order to conduct business. The key piece of hardware and software that facilitates this for entrepreneurs and retailers alike is a range of products and mobile point of sale ("POS") devices that can sell any closed-end payment service (such as pre-paid airtime, pre-paid electricity, loyalty programs, credit card transactions, ATM/Debit card processing, etc.). These terminals are provided to customers as a fully functioning terminal integrated to a back-end transaction processing system.

After nearly a year of development and partnering with other companies, we are now able to supply a wide range of services to both large corporate enterprises and budding entrepreneurs alike. Our solutions are aimed at different environments and can be categorized as follows:

     o    Virtual voucher distribution and management system (pre-paid services)
          o Advanced contact-less card loyalty system
     o    Integrated into the payment system
     o    Traditional loyalty system
     o    Advanced recognition and payment system
     o    Automated billing and payment
     o    Logistical management and payment system

We can achieve this through the strategic deployment of our range of products and point of sale (POS) terminals, both mobile and static, which can be operated as stand alone solutions or integrated into an existing operational system. We will always attempt to integrate into existing POS-systems (cash registers) where possible in order to save our clients on capital expenditure.

We make use of both proprietary and non-proprietary systems to ensure the value added systems, processes and products are cutting edge and enable our clients to gain competitive advantages in their respective fields, whether they conduct complex cross border financial transactions from the POS-devices, or simply sell prepaid vouchers from a sales outlet. We believe the management reporting is of the highest standards, with reports customized for financial systems and 24 hour pin access web reporting for traveling executives.

The POS-devices are enabled as virtual shop-fronts and offer numerous value added services such as:

     o    Prepaid cellular sales
     o    Prepaid electricity sales o Prepaid water sales
     o    Loyalty Systems
     o    Bank card transactions for all types of bank cards
     o    Third party payments, such as utility bills

These terminals communicate with the backend through GSM/GPRS network coverage or through regular landline telephony. We derive a percentage of each transaction from hosting the back-end system and providing the terminal applications. Besides supporting the POS terminals, regular cellular telephones can be used to sell and buy airtime through our backend pre-payment transaction server. This business model is ideal for the developing economies on the African and South American continents where we have identified significant demand.

In June 2004, we diversified our strategy from that of selling terminals to that of selling a point of sale solution that includes applications for pre-paid vouchers and banking running on our own back-end system. As a result, we can now generate on-going revenue from every transaction done on a terminal whether it is pre-paid airtime or a bank card charge. By selling terminals to customers who will utilize our back-end, we are better able to control the "foot print" of terminals.

In so doing, we are able to then manage that foot print as a network of terminals, which we expect makes it easier to maintain and update applications on the terminals remotely. More importantly, we believe this strategy has lowered our break-even point from about 10,000 terminals sold to about 1,000 terminals running low volumes of transactions through our back-end. In addition, we believe that this provides us with annuity income for as long as a terminal is placed in the field running through our back-end.

From June to August 2004, we worked diligently to secure this end-to-end solution running through our back-end. To achieve this, we had to sink significant resources and time into building out the needed infrastructure, a lot of which we have achieved through revenue sharing agreements with back-end and technology partners.

In June 2004, we also began working with the Cooperative Development Agency CC ("CDA") on a village banking initiative involving the roll-up of 96 village banking branches nationwide. We will provide the funds management, banking regulatory requirements management systems, financial integration systems, and the software and infrastructure required to service and operate the village branches. We believe a mobile terminal can play a significant role in this project and have built our strategy around a mobile terminal as one key component. CDA is contributing its project management of 37 South African community bank branches as well as relationships with 59 other branches nationwide.

In late August, we completed the software system for the village banking initiative that we started earlier in the year. The banking infrastructure is ready to be installed in the first pilot site. However, it was unanimously decided that nothing further should be done until we receive the due diligence information that was requested in July from the parties involved. In the meantime, management is working on a banking infrastructure services plan that is customized to the unique needs in South Africa. Management is working closely with members of its advisory board to present the plan to the South African President's Office to garner support for the plan. We wish to remind investors that there can be no guarantee that the President will endorse our banking plan and that even if he does that the plan will be successful.

In August, we experienced several setbacks in the mobile and virtual business unit that have put our plan of operations behind by about three months. Had we not secured multiple application capabilities for the one terminal we now have or developed the advanced recognition and payment solution, management estimates we would be even further behind.

The first setback was our discovery of two problems with the MPOS terminal, which after notifying MPOS they failed to correct. The first was a problem with loading batches of airtime, which we were able to fix ourselves. The other and more serious problem is that the MPOS2002 unit cannot actually operate multiple applications at the same time on the terminal. While we have been in the process of fixing this problem, we have secured the ability to offer two other terminals that do have multiple application capability. One is programmed for our back-end already and the other is in the process of being programmed.

Ironically, management believes that this problem has led to a new opportunity. Due to our discovery, MPOS has renewed its interest in having Maximum work more closely with it to not only conduct a lot of its programming work but to also assist it with back-end integration for the market in China. We are currently working with MPOS to obtain the needed technical specifications from their side in order to move forward with the development of a back-end system.

The second setback was a breach of contract by Naf-Cell (Pty) Ltd. ("N-Cell"), a black economic empowered master service provider for Vodacom (the second largest cellular provider in Africa and the largest in South Africa). In July 2004, we signed a revenue sharing partnership with N-Cell wherein they committed to purchasing mobile point of sale solutions from us and we would resell their range of products. N-Cell had committed to a standing order of 500 terminals from us.

Soon after signing the agreement, N-Cell fired its CEO and restructured the company. The CEO was largely responsible for the establishment of N-Cell's distribution channels and the relationships with the merchants that represented that 500 unit order. With this instability, Vodacom required that N-Cell renegotiate its service agreement and decreased N-Cell's commission levels. These two occurrences put N-Cell behind on its operations and it was unable to fulfill its legal obligation to purchase the 500 terminals. We have worked with N-Cell to assist it in getting sales but the leads N-Cell had for the 500 terminals have proved difficult to close since the departure of N-Cell's CEO. We considered taking legal action until we discovered N-Cell is trying to raise money to stay in business.

Despite these setbacks, we have succeeded in putting together our back-end for banking capabilities. In September, we finalized our network partners for our mobile commerce and transaction processing project. Through these partnerships, we now offer a transaction processing back-end that takes payment from the four major banks in South Africa. In addition to the switching capabilities, we also now have a loyalty program that can operate on one of the terminals and we are programming the application to run on other terminals. This enables us to now run pre-paid voucher services, banking transactions and loyalty transactions all on one terminal through our own back-end, capturing a percentage of every single transaction processed on that terminal. By adding loyalty program capabilities, we further lowered our break-even point to between 600 and 700 terminals operating in low transaction volume sites.

As a result, we have received requires for pilot projects utilizing the end-to-end solution from a restaurant chain, a university, a pro golf shop, and a beverage chain in South Africa. have requested pilots for our back-end system and loyalty program. There can be no assurance that these pilots will be successful or that they if they are that they will result in sales.

In October, we began finalizing our network partners for the roll-out of pre-paid services in Mexico. Management estimates that should it secure adequate funds for this roll-out that terminals can start hitting the market in January 2005. It has taken a while to solidify our business model and plan in Mexico because the market is highly controlled and the financing of terminals is difficult since the banks see it as competition to their own terminal business. Our team in Mexico has been working hard to penetrate the market there to establish relationships with partners. There can be no assurance that adequate funding will be procured and that if it is that the business model will result in sales of terminals and revenue generated from sales of air-time.

The vast majority of our time from July to September 2004 was spent getting the banking, pre-paid and loyalty applications all programmed on a range of terminals and integrated into our back-end system. As a result of our efforts, we currently have six terminals that either run a pre-paid, banking or loyalty application on one of the terminals we can source and transact through our back-end. We have successfully developed the required programming needed to run all of these applications at the same time on one of the terminals and are working on getting this done for the other five terminals. We believe we are one of the first providers positioned with an end-to-end offering that allows someone to offer both pre-paid services and banking transactions all on the same terminal through our own back-end.

Our marketing research and initial contact with our target market indicated that a rental model or financing terms for the sale of terminals would help overcome hurdles in securing orders. Therefore, we secured arrangements with financing partners so that we can now offer a rental model to potential customers thereby reducing the cash outlay required to purchase a terminal. We have a relationship with two financing companies in South Africa who have approved our rental model.

In late September and early October, we began marketing to the under-served market segment, which we define as merchants, small businesses and other related entrepreneurs that the banks in South Africa have largely ignored. We believe this market has enormous potential as merchants are eager to accept terms that are favorable for us due to not currently having any other alternative. However, after submitting dozens of applications of potential customers to our financing partners, it became clear that our two partners and almost all finance groups in South Africa are unwilling to finance these customers, despite indicating this market is important to them.1 This is extremely disappointing due to the fact that in many cases there is a demonstrative case that sales of airtime alone could cover the rental cost plus generate reasonable income. As a result, there still remains significant demand in South Africa that is not being met.

Our management still remains dedicated to tapping this market. However, it is clear that we will have to finance those terminals through either raising financing or through proceeds from the business when the company is generating a profit. In the meantime, we are in the process of placing twenty terminals in order to begin slowly building a case to present to our finance partners as to why they should approve certain heavily screened applications.

Since we currently cannot target this market, we have been focusing our attention on the other market we identified, which is essentially the `bank-approved' market. To that end, we have been presenting our offering for either pre-paid, banking or both to a number of retailers, restaurants, hotels, and other merchants. We currently have about 14 leads, out of which we have had requests for four pilots and two proof of concepts. We are busy scoping and preparing for these and hope to begin the pilots in December 2004 and January 2005.

Two of the pilots are focused around what we believe is a unique application currently not found anywhere else in the world. We have developed a solution that combines our transaction processing and loyalty offering with Tagnet to deliver an advanced recognition and payment system for merchants. Management has been encouraged that every single presentation has been met with very favorable feedback although we wish to remind investors that this in no way guarantees sales.

Our management estimates that we need between 300 and 500 terminals (depending upon transaction volume) processing pre-paid vouchers, banking transactions and loyalty transactions all on our back-end in order for us to break even. If we are successful in securing sales from the four pilot projects that we are currently scoping, we believe we would be able to place approximately 350 terminals over the course of the respective projects. However, we wish to remind investors that there can be no assurance that we will reach profitability or sell enough terminals to break-even.


TAGNET

Our Tagnet solution utilizes advanced RFID, GPRS and satellite tracking technologies in conjunction with sophisticated computer modules to provide real time solutions by way of networked, administrative workstations. Our solutions have been customized to suit the mobile logistics, security and fleet management sectors as well as providing numerous automation solutions for the general business sector. The various Tagnet solutions enable customers to track vehicles, cargo and assets and remotely perform all administrative functions in order to minimize the cost of inventory and invoice management as well as cut down on inefficiencies due to human error.

A typical solution of the new generation of Tagnet technology consists of two components: tags and tag readers. More complex Tagnet solutions could also include bar-code scanners, touch screen monitors, printers and telemetric measuring devices. Tags (also known as transponders) incorporate a chip and an antenna. Active tags, which include a battery, can transmit hundreds of feet and cost upward of $5. Passive tags are much cheaper, smaller, require no battery and usually have a range of only a few feet. Passive tags can also be disposable or even be packaged as bar-code labels. Readers are mobile, mini computers that operate software that is used to identify tags, compute the instructions contained in the software, and perform the required function based on these instructions.

Radio Frequency Identification (RFID) is a form of automatic identification technology that uses radio waves (wireless) to communicate among a system of integrated circuits, tags, readers and software to identify items. Radio waves transmitted from an antenna interact with an integrated circuit embedded on an RF tag, which sends radio waves back to a reader. The reader turns those waves into digital information, allowing the item that responded to be instantly identified.

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

The next grade up is the Smart Module, which can handle one or two on board applications with a few peripherals. If the processes get to complicated or if too many processes or too many peripherals need to be added, it is necessary to upgrade to the Business Module. We expect to be able to handle the bulk of our customer application on the Smart Module.

The Business Module has the same capability and flexibility as a PC but can handle more complex interfaces for peripheral equipments. It has full multitasking capability and a vast library of software functions all reducing the programming cost on more complex systems.

Our `Daisy Chain TAG Reader' is a radio frequency (RF) Transceiver (both transmitter and receiver) and is a unique product to Tagnet. Just like the normal tag, it sends out its unique ID number every 2 seconds. Additionally it will work as a repeater for readers of the same type. We believe that this enables us to build a cheaper wireless chain of TAG readers for applications like guard routes, train wagon readers, campuses, etc.

Where the Tagnet product differs, is in its ability to function as a platform on which to build advanced administrative operations. Tagnet utilizes complex distributed technology so that a tag reader contains enough intelligence to process data according to pre-set conditions so that only critical data is sent to the data center. By adding the functionality of a PC, Tagnet enables a customer to utilize the system as a remotely networked PC such that administrative functions like invoicing, pricing, and parts utilization can all be automated and processed on-site through connection with the corporate center.

In February 2004, Tagnet International received its first order through a VAR in Denmark for 100 Tagnet units from Glipstrup Transport A/S, a trucking company in Denmark. Glipstrup is utilizing Tagnet for fleet and logistics planning and management. In April 2004, Glipstrup increased its order from 100 business module units (high-end, multi-functional model) to 100 business module units and 200 smart module units. After scoping the requirements and needs, we worked with our VAR to create a vehicle delivery application customized for Glibstrup. This system was completed in August and we received a 33% upfront payment in September. In late October, we secured a banking relationship with Nordea Bank in Denmark, which provided us with a banking facility to produce the 300 units for Glibstrup.

We had originally produced the first 100 units for the Glibstrup contract but were unable to utilize these units for this contract due to a production problem where Motorola supplied us with GPRS modems that do not function properly. They initially told us they would be fixed within two weeks. After one week, we began working on a contingency plan. After five weeks, we had completely redesigned and retooled our units to be fitted with another modem from another manufacturer. Motorola has still not corrected the problem. We have initiated the crediting of our account with Motorola.

As a result of this problem, however, we incurred a significant bottle neck because we were unable to deliver to Glibstrup the 100 units and obtain payment, which was scheduled to be used to finance the rest of the order. With the financing from Nordea, we have finally removed that bottle neck and are able to finance the Glibstrup order as well as a 10 week pilot project for a major transportation company in South Africa.

Unfortunately, the production problem with Motorola also caused a delay in the production and delivery of demonstration units to our operations in South Africa and Mexico, which are needed in order to demonstrate the technology working "out in the field." We believe the delay in getting the needed demonstrators down to South Africa and Mexico has caused us to be about two months behind schedule and has resulted in us not yet having secured any significant orders to date. Demonstrators arrived in South Africa in early November and are scheduled to arrive in Mexico in the first week of December 2004. While sales can take place without demonstrators, we believe that having these demonstrators on-hand will dramatically improve our ability to sell the Tagnet solution.

In June 2004, we submitted a proposal to the contractor for a major transportation company in South Africa who had contracted a black economic empowerment technology company to provide a solution that can track the location if its moving stock and transport vehicles, decrease cargo shrinkage through tracking, and improve shipping efficiencies. Having tried to deliver a solution for the last couple of years, the contractor is under pressure to produce a solution by January 2005.

The proposal, in which we outlined our technology specifications, was accepted by the contractor who then asked for a technical plan that detailed the Tagnet concept. After evaluating our technical plan, the contractor requested a demonstration of the Tagnet solution. On December 1, 2004, we demonstrated our Tagnet solution to the contractor who evaluated and tested the technology. The contractor approved the Tagnet solution and has recommended it as the solution to the transportation company. The contractor has submitted its recommendation and is scheduling a demonstration to the transportation company.

Once the transportation company approves the official demonstration, we will begin immediately on a four week pilot project that is aimed at proving Tagnet can meet certain requirements that the contractor and other solution providers have been unable to overcome. Once those requirements are met in the pilot, Tagnet will be awarded the subcontractor role conditional upon our successful customization of the solution to the nationwide deployment of the contract. The customization process is expected to take between 6 and 8 weeks and is scheduled to be completed by the end of February 2005. Assuming the customization is successful, fulfillment on the order would begin in March 2005. The standing order would be for 3,200 business modules, 3,200 touch screens, 170,000 daisy chain units. There would also be some data integration programming and other services provided. We wish to remind investors that there can be no guarantee that we will secure the subcontracting role or the order and that even if we do that we will be able to successfully fulfill the order.

We have been working on finding other funding sources in order to finance the order for Tagnet with Glibstrup, three Tagnet pilots in South Africa and two in Mexico. We were successful in securing a funding relationship with Tagnet's bank, Nordea Bank, in Denmark. This credit line will allow Tagnet to finance its order with Glibstrup for 300 Tagnet modules and the pilot project with the transportation company in South Africa. Management has also reached terms with a funding source for a debt instrument that will enable it to finance its other pilot projects. While management believes it will secure this financing, there can be no assurance that the needed funds for all pilots will be raised successfully.

As of the date of this filing, we have submitted proposals in South Africa for a service delivery solution for a water meter reading company, a truck monitoring solution for a petroleum transport company, a delivery tracking solution for a cellular company, a time and attendance solution for a cleaning service company, a parcel and cargo tracking solution for a freight company, a vehicle monitoring solution for a transport company, and an asset monitoring solution for a cash in transit company. Thus far, only the cash in transit company has come back with a `not interested at this time' which was due to current budget reasons. In Mexico, we submitted the proposal to the Department of Transportation (DOT) as well as a proposal for a petroleum transport company to reduce its shrinkage of petroleum to the black market from its delivery trucks. The petroleum transport company already has a budget allocated to solve this problem and is waiting for a demonstration, which we are trying to schedule for the middle of December 2004.

While Tagnet has received interest in its products, management wishes to remind investors that there can be no guarantee that any of these demonstrations or pilot projects will result in secured contracts or revenues.

Our Advisory Board. We believe that a large part of our recent business development over the last nine months has been a result of the formation of our Advisory Board. The first director who joined the board was Mpumelelo Tshume, who is a South African national. Mr. Tshume recently resigned as the CEO of PetroSA to pursue interests in the commodities trading industry. Petro SA is South Africa's 5.5 billion (South African Rand) national oil company that explores for oil and gas in selected basins around the world, supplies petrochemicals to customers in more than 40 countries, and boasts of having the largest Gas to Liquids (GTL) plant in the world. Mr. Tshume has stepped down as an advisory board member in order to devote himself full time to a company he is starting.

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

The fourth director to join our Advisory Board was Andile Mbeki, who is a South African national and emerging leader in South Africa. He was recently appointed to serve on the board of the South African Broadcasting Corporation (SABC), which is South Africa's largest broadcasting company with millions of television and radio subscribers. Mr. Mbeki has thirteen years of experience in training and development and has been operating at a national level for the last four years by being instrumental in the national skills development processes for South Africa. Mr. Mbeki has worked extensively in building relationships throughout South Africa and held executive positions in various structures in the political arena, trade unions, youth organizations, non-governmental organizations (non-profits) and civic societies. Mr. Mbeki has helped us with political relations and inroads into the key decision makers of business, political and social agendas at the national level.

The fifth director to join our Advisory Board was Yvonne Chaka Chaka, who is a South African national and one of Africa's most prominent singers. She is commonly referred to as the "Princess of Africa" and has a singing career that goes back almost 20 years during which she has produced 16 albums and has won the Ngomo Award for the grand song prize of Zaire (now DRC) as well as the FNB/SAMA Award for best female singer. Yvonne's passion for singing is also shared by her commitment to eliminate illiteracy in global society - demonstrated by her ceaseless work in UNISA. In 2003, Yvonne was made Goodwill Ambassador for University of South Africa (UNISA) along with Dikgang Moseneke, Judge of the Constitutional Court of South Africa; Nobel Laureate Bishop Desmond Tutu; and former 2001 Miss South Africa Vanessa Careirra. She also teaches literacy part time at UNISA and was recently appointed Goodwill Ambassador for the university. She sits on several boards of charitable and NGO organizations, and was recently appointed to the board of the Johannesburg Tourism Company. A recent big thrill for her was to sing at the 85th birthday party of Nelson Mandela this year. She is helping us by gathering support from prominent politicians, business leaders and other entertainers. Dr. Shongwe, Ms. Mzamo and Ms. Chaka Chaka are helping us to present our banking plan to the President's office in South Africa to garner support for the plan.

The sixth director to join our Advisory Board was Nokwazi Ngonyama, who is a South African national and a prominent political lobbyist for the African National Congress (South Africa's current leading political party). She is working with Ms. Mzamo to help Maximum with some of its proposals that it is submitting to various departments of the government.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $38,777 and accounts receivable of $141,494, employee advances of $8,516 and inventory of $99,643 as of September 30, 2004. Our total current assets were $288,430 as of September 30, 2004. Our total assets were $840,025 as of September 30, 2004, of which $170,879 was represented by property and equipment and accumulated depreciation of ($88,213). We also had intangible assets of $531,950 as of September 30, 2004. Our cash available from operations is currently not sufficient to cover operations and our total liabilities. While our management believes that revenue generation will continue to increase, we may not have sufficient cash to cover our operations and our total liabilities. Therefore, we may need to turn to additional sources of financing. Certain of our officers are committed to paying our day-to-day expenditures as needed.

Our total current liabilities were approximately $619,402 as of September 30, 2004. Accounts payable and accrued liabilities represented $445,692 of our total current liabilities. We also had $6,734 in accrued interest. Our accounts payable consisted of trade payables and accrued expenses of $162,662 and $283,030 in outsourced research and development costs for Tagnet International. We also had $400,000 in convertible debentures making our total liabilities $1,019,402. We also had $4,603 represented by a minority interest. We have no other long term commitments or contingencies.

RESULTS OF OPERATIONS.

FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2004, COMPARED TO THE SAME PERIOD ENDING SEPTEMBER 30, 2003.

REVENUES. We have realized revenues of $214,216 from services that we provided during the three months ended September 30, 2004. This is in comparison to revenues of $47,100 that we generated during the three month period ended September 30, 2003. For the nine months ended September 30, 2004, we have generated $577,359 in revenues which is an increase of $421,806 over the same nine month period last year. This increase is attributed to the expansion of our operations and because we started fulfilling a 300 unit order for Tagnet. We were anticipating our revenues to be higher but due to a production problem with the Motorola modems we use for our Tagnet solution, we were unable to book the revenue from our contract with Glibstrub Transportation for the full 300 units of Tagnet. Delivery is taking place in December, 2004 and January 2005.

OPERATING EXPENSES. For the three months ended September 30, 2004, our total operating expenses were approximately $1,349,678. Our cost of generating revenue was $102,012. Our operating expenses were also represented by stock based compensation of $767,460, selling, general and administrative expenses of $436,637, and $43,569 in depreciation and amortization. We experienced a net operating loss of $1,135,462 for the three month period ended September 30, 2004. We attribute most of these expenses to building our infrastructure needed to support the back-end transaction processing system we now have in place for our mobile point of sale terminals as well as the costs associated with servicing our first order and building the infrastructure required for Tagnet such as logistics solutions and the needed library of applications.

This is in comparison to the three month period ended September 30, 2003, where we experienced a net operating loss of $218,274. During the period ended September 30, 2003, our total expenses were $265,374. Of this amount, $500 represented cost of revenue, $15,470 in selling, general and administrative expenses, $96,125 in contributed services and $132,869 in depreciation and amortization. For the nine months ended September 30, 2004, our net operating loss was $2,913,061 which is an increase of $2,010,491 over the same nine month period last year. The increase as compared to the period ended September 30, 2003 was primarily due to increased levels of operations, resulting in consulting expenses, and cost of good sold that we incurred during that quarter as compared to the same periods ended September 30, 2003.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. We have generated $214,216 in revenues during the quarter ended September 30, 2004, and had $38,777 in cash and $141,494 in accounts receivable as of that date. We believe that we will be able to collect those accounts receivable in a timely fashion. We believe that we should generate revenues over the next two quarters that should be sufficient to meet our obligations. As such, we believe that that we will have sufficient financial resources to meet our obligations for the twelve month period following September 30, 2004. Should we require their assistance, our officers are committed to paying our expenses at least through that period.

While we have numerous projects we are managing, we are currently focusing the vast majority of our resources on Tagnet, mobile commerce, call center and back office services, and village banking. We believe that these four main business units will generate the majority of our forecasted revenues over the next two quarters.

In addition to the successful demonstrations of Tagnet we have had and the pilot projects already underway, we have also submitted several proposals in South Africa. These proposal include a service delivery solution for a water meter reading company, a truck monitoring solution for a petroleum transport company, a delivery tracking solution for a cellular company, and a time and attendance solution for a cleaning service company, a parcel and cargo tracking solution for a freight company, a vehicle monitoring solution for a transport company, and an asset monitoring solution for a cash in transit company. Thus far, only the cash in transit company has come back with a `not interested' which was due to current budget reasons. In Mexico, we submitted the proposal to the DOT as well as a proposal for a petroleum transport company to reduce its shrinkage of petroleum to the black market from its delivery trucks. The petroleum transport company already has a budget allocated to solve this problem and is waiting for a demonstration, which we are trying to schedule for the middle of December 2004.

Our biggest challenge right now is servicing new enquiries while pushing forward on current demonstrations, pilots, and proposals given the limited resources we currently have. We are currently working on establishing a network of VARs so that we can obtain the sales and sales support team needed to keep up with demand. However, in learning from our past mistakes we are now much more diligent as to whom we appoint as a VAR. Given our experience with companies not fulfilling their contractual obligations, we now require more from our VARs , such as the purchase of demonstrator units and a small amount of inventory. This has reduced the number of interested companies down to those we feel can demonstrate their ability to move our Tagnet units and solutions.

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

As a project, our management team estimates that our mobile and virtual commerce business unit is running behind schedule in terms of revenue generation but ahead of schedule for being able to offer banking services on the terminals. We started trying to secure orders for pre-paid services in August while we waited for banking services on the terminals to become available. We now have multiple application abilities on one terminal, which means that pre-paid voucher services, credit card and ATM card transaction processing, and loyalty program transactions can all be done on one terminal. We are now working on getting five other terminals to be able to offer multiple applications. We have also developed a unique offering which is an advanced payment and recognition solution that combines Tagnet with our transaction processing and loyalty back-end system. We have several requests for pilot projects from various merchants in South Africa that we are now working on delivering. We believe we are now positioned to penetrate the point of sale market since in our estimation there are few (if any) solutions currently available that offer pre-paid, banking and loyalty all on the same terminal.

Our initial marketing research also indicates that there are thousands of merchants who are declined by the banks for obtaining banking enabled terminals.2 However, in approaching them and analyzing the situation, we believe we have developed a feasible option for merchants to have access to both banking and pre-paid enabled terminals all while minimizing our risk and the exposure to the bank. The only barrier we now face to being able to tap this market is finding sources of financing for these merchants to rent or purchase the terminals. Currently, financing companies in South Africa do not provide financing to small companies, which represent about 90% of this market.

However, we are in the process of placing twenty terminals in order to begin slowly building a case to present to our finance partners as to why they should approve certain pre-screened applications. If we are successful in proving this model, current research done by ourselves and industry experts suggest that the demand could be in excess of 50,000 terminals over the next three years. With the World Cup coming to South Africa in 2010, we believe we could be well positioned to participate in much of the merchant revitalization programs that are planned to take place before then. Management wishes to remind investors that there can be no assurance that our banking partner or any other bank will offer us this banking solution or that if it does we will be able to secure orders for the terminals.

For our strategy in Mexico, we believe that pre-paid solutions represents a huge market in Mexico since the pre-paid market is about to experience the explosion that occurred in South Africa a couple of years ago. As such, we are focused on rolling out an end-to-end solution in Mexico for pre-paid services and nearly have our back-end system completely in place. We believe that we can begin placing terminals in late December or early January. We are pushing forward with our efforts in Mexico because we believe we can penetrate the market where demand and volumes are higher in general as compared to South Africa.

The downside is that the market resembles one controlled primarily by banking and telecommunications cartels, which means that offering banking on the terminals will be a long and difficult process. Furthermore, financing terminals in Mexico may be even more challenging than in South Africa because the banks have their own terminal business that they do not want to cannibalize, even though their terminal business does not really include pre-paid services. We believe we have a way to move terminals in Mexico despite the lack of cooperation with the banks. We have developed strategic partnerships with companies that are actively involved in this sector and we believe we are now well positioned in Mexico.

Management believes that there is sufficient demand currently to support its conservative forecasts of at least 4,000 terminals over the next 12 months if we are able to gain financing mechanisms in place for potential customers. Without access to financing programs, we believe our forecasts for terminals over the next 12 months will be closer to 1,500. Assuming these 1,500 terminals were utilizing our own pre-paid and banking back-end systems, we would be able to begin financing our own terminals and expand our foot print to other regions. Management believes that sales of 750 units would provide us with sufficient financial resources to meet our obligations for the next twelve month period. However, there can be no assurance that any sales of point of sale solutions will occur or that even if sales are generated that it will be sufficient to cover our obligations.

We are also busy actively implementing our other projects, which to some extent have moved forward slowly due to the fact that most of our resources to date have been focused on Tagnet and mobile and virtual commerce. We have now staffed up and built the infrastructure and resources required to move forward with certain of our other projects.

Three projects at the top of our list are our village banking, our call center/back office services and education projects. These projects are not only exciting business opportunities but they also offer a compelling story. In the context of South Africa (and any developing economy), bringing banking (and therefore communications) infrastructure to the marginalized is a story that the media is extremely interested in telling. We have already been in discussions with several media groups and are planning a media and public relations campaign aimed at telling our story.

The village banking project has made significant progress over the last few months. We have completed and tested our software system that we developed specifically for the management of the bank branches in South Africa. We have also put together a banking plan that takes into account the challenges of village banking and repositions the bank branches to be profitable. The plan also taps into other banking services as well as access to foreign banks and banking products. We believe our model is sound because we have submitted it to two of our advisory board members that are senior bankers. They are helping us to finalize the plan and send it to the Office of the President of South Africa for endorsement of the plan. We wish to remind investors that there can be no assurance that the plan will be endorsed or that if it is it will be successfully implemented.

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

The education project has made significant progress through our recent revenue sharing partnership with eDegree, a large provider of on-line educational classes, programs and content in Africa. eDegree is partially owned by Johnnic Pty Ltd, a South African media company with a market capitalization of about US$300 million. We are in the midst of marketing and sales efforts in conjuction with eDegree to sign up students for courses to be offered through our site. We are planning on rolling out our education project plan to under-developed areas over the next twelve months. We are approaching the government and other organizations to garner support for the plan and to assist us in the implementation of this plan.

We anticipate that our expenditures will vary with the number of customers that we engage and the level of revenue that those contracts generate. There are four important milestones over the next twelve months that we believe are very important for us to achieve. The first milestone is to close three particular Tagnet pilot projects being considered because these pilots will result in both significant revenues and also be important new solutions in these three different industries. We believe these reference sites could be utilized to promote Tagnet to other companies in these industries around the world. While we are working on these pilots, we are also focused on procuring smaller contracts so that we can establish other customer reference sites.

The second milestone is to sell 750 point of sale terminals that are using our back-end, which would make us profitable within two months of installation (due to the billing cycles). We initially forecasted sales of 30 units in August, 70 in September, 100 in October, 150 in November and 250 in December. With the set backs described earlier, these forecasts have been changed and pushed back three months. We now believe that we will see sales at the conclusion of the pilot projects that we are currently scoping. Assuming all four pilot projects resulted in the quoted order sizes for these potential customers, we would be working on the placement of about 350 terminals. We believe these terminals are in high transaction volume sites which may be sufficient for us to break even. While it has taken us longer than anticipated to turn leads into pilot projects, our management is pleased about the fact that we now have four pilot projects being scoped for four national chains in South Africa.

The third milestone is to successfully manage the roll-up of the 37 village bank branches we are targeting and secure an equity stake in that reorganized bank. With that successfully achieved, we believe we will be able to begin the process of growing the bank to include an additional 59 branches and transitioning it to a commercial bank. We have finished developing and testing the software component of the infrastructure that is required to meet the village banks' requirements. We were planning to begin installation in the first three sites in September but are waiting for due diligence information to be provided to us that we have requested from the branches and CDA. We have also been looking for investment partners in the reorganized bank to grow the portfolio of the bank at that time. We are in the process of setting up meetings with some of these partners to go over our banking plan. Even if we are unsuccessful in obtaining an investment partner, we believe we will be able to gradually do the roll-up of all 96 village bank branches.

Once the first ten branches are completed, we believe we can then utilize it as a proof of concept for China where we have received an invitation to manage a similar process with rural banks there. The investment partner has already been identified in China although no formal agreement has been signed nor can there be any assurance that we will successfully launch a pilot project in China.

Once we meet the first two milestones, we believe that we will meet the listing requirements of other stock exchanges. We believe that reaching the third and fourth milestones will enable us to create significant awareness about our company that will result in increased credibility, further cooperation from government and business entities, and position us with four core business modules with which to duplicate in developing economies around the world. We also believe that reaching these milestones and the increased awareness may lead to more investor awareness about our company. This is important because it is our goal to move from the Over-The-Counter Bulletin Board (OTCBB) stock exchange as soon as possible. We believe that other exchanges offer us more visibility to the financial markets as well as less volatility in our trading patterns. We initially believed we would be ready to start this process by the end of fiscal year 2004. Due to the setbacks we have had, we have revised our internal planning to reflect this delay. As such, we now believe that late 2005 is a more realistic goal. However, we wish to remind investors that even should we meet the listing requirements at that time, there can be no assurances that we will be in a position to move from the OTCBB.

If we are unsuccessful in securing customers, we may have to turn to other sources of financing, which could further dilute the ownership of current shareholders. If we are unsuccessful in obtaining further financing, we could be unable to continue operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In June 2004, we filed an SB-2 registration statement with the Securities and Exchange Commission (SEC) in which we intended to register shares for sale with Cornell Capital Partners to raise money for the Company. Management was told by the SEC examiner the Company could it submit a request for acceleration to become effective on October 1, 2004. On September 30, 2004, however, the SEC notified the Company that the SEC had decided to initiate a full review of the SB-2 filing. While no definitive time line was set forth, management estimated that this process could take as long four to six months.

With the implication of a long delay and no access to the funding as set forth in the registration statement, management decided to wait four weeks and see if it seemed as though the process would not take so long. Management decided that if no action had been taken by the SEC by the end of the fourth week that it would just request to pull the filing. This decision was reached for three primary reasons. First, we initially decided to do the filing because we had forecasted the need for funds required to complete several pilot projects in October and November 2004. Without access to those funds from the filing during that time period, management feels that the registration statement is not the best option for financing. Secondly, the registration statement was costing the company about $7,500 per month in direct and indirect costs, which we believe could be better used covering the costs for pilots at this point. Lastly, management received a very negative reaction in the feedback about the deal with Cornell when it the filing was first filed. Given the first two reasons, management felt that pulling the filing would also be in alignment with the desires of many of the company's shareholders.

Notwithstanding our own reasons for requesting a withdrawal of our registration statement, it is important for us to disclose that the SEC is continuing to conduct its own examination of our filings. We have been advised that, on or about October 7, 2004, the United States Securities and Exchange Commission ("the Commission") commenced a non-public formal investigation in accordance with an Order Directing Private Investigation and Examination and Designating Officers to Take Testimony. We understand that the purpose of the investigation is to determine whether there have been violations of certain provisions of the federal securities laws, including Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933 ("Securities Act"), Sections 10(b), 13(a), 13(d) and 16(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder. We understand that the Commission has not yet determined whether any of the persons or companies mentioned in the formal order have committed any of the acts described therein, or have in any way violated the law. However, we cannot determine the outcome of this investigation at this time; in addition, if the Commission was to institute an administrative action or file a civil injunctive action against us or our management, it is likely that our business, financial condition, and operations would be negatively effected.

Also, concurrent with the issuance of the formal order of investigation, the Commission issued an order directing that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act with respect to a pending registration statement we had filed on Form SB-2 on or about June 29, 2004 and three amendments to that registration statement filed thereafter on or about August 24, 2004, August 25, 2004 and September 1, 2004. On or about October 22, 2004 and October 25, 2004, we filed an application to withdraw that pending registration statement and the amendments thereto. On or about November 5, 2004, the Commission issued an Order denying the withdrawal of our registration statement and the three related amendments. At this time, we cannot determine the outcome of the Commission's examination or the likely impact it will have on our business, financial condition or operations. However, as indicated above, if the Commission was to institute an administrative action or file a civil injunctive action against us or our management, it is likely that our business, financial condition, and operations would be negatively effected.

We are committed to cooperating with the SEC and its investigation and have submitted information and documents requested by the SEC. We are working with the SEC to resolve this confidential inquiry.

We are also taking legal action against E-SAP and its shareholders to cancel and unwind from our acquisition with them. We are requiring that E-SAP return the 2,000,000 shares of restricted stock issued as payment for the acquisition. Since the material mis-statement of facts and forgery of audited financials is a criminal offense in South Africa, we have involved the police and retained legal counsel to handle the proceedings.

ITEM 2. CHANGES IN SECURITIES.

In August 2004, we issued 8,812,993 shares of restricted common stock as payment to our employees, full-time contractors and advisory board members as payment for services to these individuals. We also issued 1,211,000 shares of restricted common stock to independent contractors as payment for services provided to the company. We also issued 1,050,000 and 38,461 shares of restricted common stock respectively to Cornell Capital Partners LLC and Newbridge Securities LLC as part of our standby equity placement agreement with Cornell. We also recognized the 1,000,000 shares of restricted common stock that were issued as payment for the remaining 49% of Unilogic Solutions (pty) Ltd. (now Maximum Dynamics SA
(Pty) Ltd.).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 22, 2004, Cornell Capital Partners entered into a Securities Purchase Agreement with Maximum Dynamics under which Cornell Capital Partners agreed to purchase a total of $500,000 of convertible debentures. Cornell Capital Partners purchased $200,000 of convertible debentures on April 22, 2004 and purchased another $200,000 on July 2, 2004. The Agreement also provides for the purchase of another $100,000 upon the SEC declaring the SB-2 registration statement effective. The registration statement is currently undergoing a full review by the SEC The convertible debentures are convertible into shares of common stock at a price equal to the lower of: (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. As a result, the highest conversion price is $0.27 as a result of the closing bid price of $.0225 on April 22, 2004. The convertible debentures are secured by all of Maximum Dynamics' assets. The debentures have a three year maturity and accrue interest at a rate of 5%.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In November 2004, certain of our officers and affiliates utilized registered shares of Rule 144 eligible stock to be sold and/or pledged as collateral in loans. Eric Majors, our Chief Executive Officer, sold 250,000 shares of stock and pledged 375,000 shares as collateral in a loan with Nordea Bank in Denmark. Joshua Wolcott, our Chief Operations Officer and interim Chief Financial Officer, sold 525,000 shares of stock and pledged 375,000 shares as collateral in a loan with Nordea Bank in Denmark. Franco Maccioni, our Managing Director of Maximum Dyamics SA, sold 250,000 shares of stock and pledged 375,000 shares as collateral in a loan with Nordea Bank in Denmark. Johannes Clausen, our Managing Director of Tagnet International, sold 250,000 shares of stock and pledged 375,000 shares as collateral in a loan with Nordea Bank in Denmark.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cape Town, South Africa, on December 1, 2004.


Maximum Dynamics, Inc.


By:      /s/ Eric R. Majors
         --------------------------------------------
         Eric R. Majors
Its:     Chief Executive Officer
         Chairman of the Board and a director